Form 10-Q
period 2010-05-31
NATIONAL INTELLIGENCE ASSOCIATION INC
filed 2010-07-20
CIK 1478332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-163628

NATIONAL INTELLIGENCE ASSOCIATION, INC.

(Name of small business issuer in its charter)

Nevada	27-0310225
(State of incorporation)	(I.R.S. Employer Identification No.)

1800 Ravinia Place

Orland Park, IL  60462

(Address of principal executive offices)

(312) 775-9700

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Ave. Suite 201

San Diego, CA 92103

Telephone (619) 399-3090

Facsimile (619) 399-0120

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of July 19, 2010, there were 20,865,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

NATIONAL INTELLIGENCE ASSOCIATION, INC. *

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “NIA”, “we”, “us” and “our” are references to National Intelligence Association, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Financial Statements

For the Period Ended May 31, 2010 (unaudited) and August 31, 2009

Balance Sheets (unaudited)

5

Statements of Operations (unaudited)

6

Statements of Cash Flows (unaudited)

7

Notes to the Financial Statements (unaudited)

8

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	May 31, 2010 $	August 31, 2009 $

ASSETS

Cash	50,117	34,885

Total Assets	50,117	34,885

LIABILITIES

Current Liabilities

Accounts Payable	3,206	5,000
Accrued Liabilities	1,490	–
Note Payable	80,000	–
Due to a Related Party	25,260	1,760

Total Liabilities	109,956	6,760

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock
Authorized: 100,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 20,535,000 and 5,000,000 common shares, respectively	20,535	5,000

Additional Paid-In Capital	47,465	(4,500)

Common Stock Issuable	21,500	58,500

Accumulated Deficit during the Development Stage	(149,339)	(30,875)

Total Stockholders’ Equity (Deficit)	(59,839)	28,125

Total Liabilities and Stockholders’ Equity (Deficit)	50,117	34,885

(The accompanying notes are an integral part of these financial statements)

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended May 31, 2010 $	For the Nine Months Ended May 31, 2010 $	For the Period from May 12, 2009 (Date of Inception) to May 31, 2009 $	Accumulated from May 12, 2009 (Date of Inception) to May 31, 2010 $

Revenues	–		–	–

Operating Expenses

General and Administrative	16,596	27,224	560	37,649
Interest Expense	1,490	1,490	–	1,490
Management Fees	7,500	22,500	10,000	32,500
Professional Fees	28,500	67,250	–	77,700

Total Operating Expenses	54,086	118,464	10,560	149,339

Net Loss	(54,086)	(118,464)	(10,560)	(149,339)
Net Loss per Share – Basic and Diluted	–	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	20,535,000	17,575,952

(The accompanying notes are an integral part of these financial statements)

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Statements of Cashflows

(Unaudited)

	For the Nine Months Ended May 31, 2010 $	For the Period from May 12, 2009 (Date of Inception) to May 31, 2009 $	Accumulated from May 12, 2009 (Date o Inception) to May 31, 2010 $

Operating Activities

Net loss for the period	(118,464)	(10,560)	(149,339)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Shares issuable for management fees	–	–	10,000

Changes in operating assets and liabilities:

Accounts payable	(1,794)	–	3,206
Accrued Liabilities	1,490	–	1,490
Due to related parties	23,500	560	24,260

Net Cash Used In Operating Activities	(95,268)	(10,000)	(110,383)

Financing Activities

Proceeds from issuance of common shares	10,000	500	10,500
Proceeds from common stock issuable	21,500	15,000	70,000
Proceeds from a loan payable	95,000	–	95,000
Repayment on note payable	(15,000)	–	(15,000)
Proceeds from a related party	–	–	1,000
Payment of finders’ fees	(1,000)	–	(1,000)

Net Cash Provided By Financing Activities	110,500	15,500	160,500

Increase in Cash	15,232	5,500	50,117

Cash – Beginning of Period	34,885	–	–

Cash – End of Period	50,117	5,500	50,117

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

1.

Nature of Operations and Continuance of Business

National Intelligence Association Inc. (the “Company”) was incorporated in the State of Nevada on May 12, 2009. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company is a security and investigative company, and will provide professional security, recovery, investigative, training, and protection services.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of May 31, 2010, the Company has not recognized any revenue, has a working capital deficit of $59,839 and an accumulated deficit of $149,339. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is August 31.

b)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

2.

Summary of Significant Accenting Policies (continued)

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

f)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, and amounts due to related parties.  Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g)

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

g)

Recent Accounting Pronouncements (continued)

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

g)

Recent Accounting Pronouncements (continued)

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company’s consolidated financial statements. Refer to Note 6.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

3.

Loan Payable

As of May 31, 2010, the Company has outstanding 10% Promissory Notes in the amounts of $80,000 (August 31, 2009 - $nil) owed to non-related investors for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured and due in September 2010.

4.

Related Party Transactions

As of May 31, 2010, the Company owed $25,260 (August 31, 2009 - $1,760) to the President and Director of the Company for financing of day-to-day expenditures and management fees incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

5.

Common Shares

a)

On September 9, 2009, the Company issued a private placement for 100,000 common shares at $0.10 per share for proceeds of $10,000, less finders’ fees of $1,000.

b)

During the period ended May 31, 2010, the Company issued 15,000,000 common shares at $0.001 per share for proceeds of $15,000 that were previously recorded as common stock issuable.

c)

During the period ended May 31, 2010, the Company issued 435,000 common shares at $0.10 per share for proceeds of $43,500 that were previously recorded as common stock issuable.

d)

On May 12, 2009, the Company issued 5,000,000 founders shares of the Company to the President of the Company for proceeds of $500.

6.

Subsequent Event

On June 4, 2010, the Company issued 330,000 common shares at $0.10 per share for proceeds of $33,000 of which $21,500 was received prior to May 31, 2010 and recorded as common stock issuable.

On July 15, 2010, the Company entered into a Consulting Agreement with C&D Associates, Inc. (“C&D”). Pursuant to the terms and conditions of the Consulting Agreement, C&D shall assist the Company with its corporate and business development activities for a period of 4 months. In exchange, the Company shall issue C&D 40,000 restricted shares of its Common Stock, pursuant to the terms and conditions of the C&D Consulting Agreement, attached hereto as exhibit 10.8.

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

 This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

BUSINESS

Description of Business

National Intelligence Association, Inc. was incorporated on May 12, 2009 in the state of Nevada. NIA was formed around the concept of providing competent, ethical and economical services for special Security and Investigative needs. We strive to combine intellect and devotion to assignments, with professional demeanor to produce the best possible results optimizing time and minimizing expense.  We guarantee absolute confidentiality and trust while serving our clients with professionalism, confidence and timely results optimizing all legal sources to achieve success in the field of security, investigations and personal protection.

We intend to offer professionally licensed and trained agents with many years of experience in security, investigations, law enforcement and executive protection.  Our services will offer executives, staff and management the peace of mind knowing there is a professional available for emergencies and general help while also giving a strong presence to thwart any potential stalking, attack, theft or crime committed during the detail.  Our agents are, or will be, trained in sensitive areas such as political, celebrity and crisis security where sensitivity and a strong presence are needed.

NIA will be primarily focused on three markets: protective services, investigations, and training.  Our target customers will be the Fortune 500 corporations, the Homeland Security Agency and related Federal Agencies working through the Government Services Administration (GSA) and local state and federal law enforcement and security entities. We will focus on these markets by implementing our business plan. By using a Licensed Agency our clients can potentially reduce their insurance risk exposure by showing proper due diligence in hiring professionals.  Each one of our agents is, or will be, trained specialists who are certified in any emergency procedure pursuant within the scope of his/her employment. NIA assumes the liability, time management, scheduling, threat assessment, and payroll burden, thereby saving our clients much of the risk and costs associated with downtime and lost opportunity burdens to our clients.

NIA will offer all of the following services; however, we anticipate that Investigations and Protection/Security will account for the majority of our business, about 65%, but by offering a full suite of services we intend to be able to fulfill any potential client's needs. NIA's full suite of services shall include the following:

•

Investigations:  Investigations are comprised of several different types: domestics, criminal, civil, backgrounds, skip traces and more. The maze of criminal activity is never ending.  To ensure success our agents will be cross trained in all areas of investigations, and will undergo extensive training.

•

Protection/Security:  Our protection services will be tailored for those individuals, such as corporate executives, government agencies, executives or private citizens, who must travel in high-crime areas and seek peace of mind and protection from potential criminal acts. We also intend to be able to offer armed and unarmed guards for location security and validation of authorized personnel on a 24 hour basis.

•

Retainer Consulting: We intend to develop a client orientated company and to strive for excellence in fraud and security consultations. This begins with a complete understanding of the client company's situation, objectives, and constraints. We will then be able to represent the client company with confidentiality, sifting through all potential solutions offering the most efficient way of solving their problem.

•

Training academy: NIA intends to offer bodyguard and security training for professionals seeking to expand their protective careers and training on all issues dealing with security and investigation to help the general public or corporations in improving their security.

•

Corporate Countermeasures:  NIA will offer the latest in technology in uncovering hidden recording equipment "bugs" and electromagnetic/radio surveillance. We intend to be able to cover all known frequencies and use the same equipment as federal agencies in their countermeasures.

•

Strike Support: NIA intends to offer a detailed strike contingency plan to ensure personnel safety, protect corporate assets, and facilitate continued productions activities which can strengthen management's negotiation position and hasten a resolution by showing labor that the company is prepared to withstand a long walkout.

•

Security Analysis: In the process of risk analysis that proceeds from threat assessment (identifying risk) to threat evaluation (determining the criticality and dollar cost of that risk) to the selection of security countermeasures designed to contain or prevent that risk, one of management's most valuable tools is the security survey.

•

Intelligence Gathering:  We will employ sophisticated equipment and communications in gathering evidence or information as needed.

•

Senior Management Training:  We intend to conduct quality seminars, which provide executives and their professional advisors with practical need-to-know information concerning security related issues.  We cover the following subjects and at the clients request will develop a seminar around their needs:

•

Risk Analysis

•

Interior and Exterior Security Concerns

•

The Inner Defenses: Intrusion and Access Control

•

Time Protections, Safety and Emergency

•

Planning

•

Internal Theft Controls

•

Specific Security Threats

•

Workplace Violence

Corporate strategy

We are currently a development stage company and to date we recorded no revenue. Accordingly, we have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements).  Until such time that we are able to establish a consistent flow of revenues from our services, sufficient to sustain our operations, Management intends to rely primarily upon debt financing as needed to supplement the cash flows generated by the sale of our services.

Our plan of operations for the next twelve months subject to our achieving the necessary financing, is as follows:

1.

We plan to begin accepting our first clients in Illinois by June of 2010, throughout this time we will continue to develop our corporate website. We anticipate that our website and the local reputation of our founder, Mr. James Miller will initially drive clients to the Company. For the website we are intending to use search engine providers to develop our “key words” to enhance our organic search engine awareness to the general public and business.  Additionally, we anticipate beginning the application for our GSA schedule in the coming months, and to this end we have contacted several companies in the Washington D.C. area with significant experience in assisting companies with obtaining the GSA schedule. With the assistance of an outside firm well versed in the GSA Schedule process, we would anticipate being able to contract with the government for national security background checks by July of 2010. These firms typically charge in the range of $2,500 per month for government contract consulting. We have accounted for this expense within in our working capital expenditures.

2.

During the following twelve month period, we anticipate that we will begin to generate revenues sufficient to cover our operating costs. We anticipate based on our current cash and working capital and our planned expenses that we will be able to continue our plan of operations for four more months without additional financing. We believe that debt financing from third parties will not be an alternative for funding of our planned activities as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of debt financing from our principal shareholders and executive officer or equity financing from the sale of our common stock or sales of convertible promissory notes that are convertible into shares of our common stock. If we do not obtain the necessary additional financing, we will be forced to scale back our plan of operations and our business activities.

Market Summary

We believe that since 9/11 there has been an increased demand in the areas of security and investigation, which may lead to more people seeking out services, like those we will offer, than ever before. NIA is positioning itself to be able to take full advantage of this changing environment, and we expect to become a recognized name and profitable entity in the US market. NIA is focused on supplying client’s professionalism and expertise in reaching successful conclusions to their security and/or investigative needs. NIA will be submitting an application in the coming months for its GSA schedule. If our GSA schedule is accepted NIA will become a prime vendor for the U.S. Government.

The U.S. General Services Administration (GSA) establishes long-term government-wide contracts to provide federal agencies with access to products and services. Agencies can order directly from GSA Schedule contractors. Accordingly, we have begun, with the assistance of outside companies, the process of developing a GSA schedule to allow the Government to directly purchase services from NIA. The GSA Schedule can be thought of as a collection of pre-negotiated contracts. Procurement managers from government agencies can view these agreements and make purchases from the GSA Schedule knowing that all legal obligations have been taken care of by GSA. Once we are successfully on the GSA schedule we can offer our services directly to the government to meet any security or investigative service that the Government may require.

We have chosen to locate our corporate office in the area of most revenue potential. It is conveniently located in the proximity of three of Chicago’s major interstates. Our targeted market area, a 100 mile radius around Chicago, will allow NIA stability and growth. The Chicago metropolitan area is the third largest metropolitan area in the United States with more than 9.5 million people living and working there.  Accordingly, any market saturation would give NIS both regional and national brand recognition.

No business can survive by just waiting for the customer to come to them. Instead, we must get better at focusing on the specific market segments whose needs match our offerings. Focusing on targeted segments is the key to our future.  We are doing this through advertising efforts like Serve Now, PI on line, and other internet tools like Google that draw the public to us.  We are continually looking for better ways to present our marketing message and our product offerings to the proper audience.

Market Segmentation

Keeping in line with our Corporate Strategy we intend to offer services in the following market segments at such time Management believes that the offering of such services is commercially reasonable. Those market segments are as follow:

•

Corporations: Major corporations need security. We intend to provide armed and unarmed security guards to perform site security. We will also provide an executive protection unit for executives on the go. As the need arises, corporations can call on us to handle their background checks, employment verifications, internal investigations and due diligence on competitors.  We also intend to hire such personnel so that we will be able to provide teams to sweep meeting areas to assure no eavesdropping or illegal intelligence gathering is taking place.

•

Government Agencies: Homeland security has created a new centralized security agency incorporating other federal agencies.  Congress continues to express the need to have private security agencies help bolster national security. The government currently outsources contractually on a regular basis to private security agencies security assignments, investigation and background checks. We intend to use Mr. Miller's experience in the industry and his contacts to seek out and develop relationships where the Company can become contracted to perform these services.

•

Public: We will work with the public and offer services to help them through a myriad of problems including individual private security and investigative needs. As we are contracted for such jobs we intend to hire or employ on a contractual basis necessary personnel to facilitate any such work.

Licenses/Professional Associations and Memberships

We have an international network of investigators through our memberships in worldwide detective associations, including National Association of Legal Investigators (NALI), American College of forensic examiners institute (ACFEI) and the American Board for Certification in Homeland security. Management estimates that the total annual cost for our professional memberships is $1,200.00 and for our professional licensing requirements is $3,000.00. Our membership in detective associations allows us to have access to both international and domestic member lists. These lists will allow NIA to enlist the assistance of detectives and security specialists when needed, which allows the Company to provide clients with top quality international support for any needed background investigations.

Additionally, we also maintain professional licenses as are required by State law. The Illinois Department of Professional Regulation regulates Private Detective Licenses. There are minimum requirements that must be met in order to become licensed by the State, such as the agent must be a least 21 years and have worked full-time for a Private Detective Agency for a minimum of 3 of the past 5 years. There is a onetime processing fee of $500 dollars for individuals and $500 for Detective Agencies. NIA is in compliance with all local, state and federal licensing matters.

Pricing Strategy

NIA services will be priced per hour at the upper edge of what the market will bear, competing with large agencies. The pricing fits with the general positioning of NIA as high-level expertise.  Although we will do special pricing for volume work it will be done on a quota basis with levels that must be reached to continue receiving special pricing.

Advertising

Our marketing strategy will begin with word of mouth, which will always be our most important means of promotion. We will also, in the future, consider traditional advertising in trade magazines and other local media outlets, as well as continuing to develop our corporate website. We have not approximated traditional media costs as Management has not yet determined the necessary scope of any traditional advertising campaign. We believe the continued development of our website and future client referrals will initially drive our business. Additionally, NIA will be focused on generating and managing speaking opportunities for our experts.

 Competitive Comparison

Competitors in this industry can come from many sources and they all can provide basic information and services.  We intend to provide more thorough services because we believe that our future agents and employees will be better trained and qualified to conduct more elaborate assignments in personal protection and investigations. Our training will require that every new agent completes an extensive training program, which will include over 400 hours or training time prior to becoming an investigator. Our founder, Mr. Miller, has extensive experience developing and implementing training programs that we believe will produce top notch investigators. While other agencies might network or hire and contract out their work they are not qualified to do NIA intends to have all of the qualified personnel necessary under one roof, ready to complete the services as needed.

Offices

We currently are using a portion of our Chief Executive Officers' home as our corporate headquarters, this space is located at 1800 Ravinia Place, Orland Park, IL  60462 and we are using the space rent-free.

Current Detectives/Employees

We currently are relying on the expertise of Mr. Miller, the Founder of NIA. Mr. Miller is devoting a sufficient amount of his time to ensure that the NIA is moving forward with its development and business plans. Mr. Miller does not anticipate that any change in circumstances that would lead to any reduction in the amount of time he is devoting to the success of NIA. Mr. Miller, is a licensed Class A - Security Contractor and Private Detective, and holds a license to operate Private Security and Detective Agency under the laws and stipulations of the Illinois Department of Professional Regulation. Additionally, Mr. Miller has been the acting Chief Investigator with Investigative Services Agency a competing investigative service company located in Chicago, Illinois. Mr. Miller has represented that he anticipates working with Investigative Services Agency in such capacity until he is able to transition to the Company on a full-time basis, with such transition expected to be completed by the end of the second quarter of 2010. Mr. Miller anticipates beginning to accept clients for the Company in June of 2010, at such time it is anticipated that Mr. Miller's service to Investigative Services Agency shall cease in their entirety.

Additionally, Ms. Grisby will be devoting a sufficient amount of time to fulfill her role as the Company's corporate Secretary.

We do not currently have any employees. We intend to add staff as the Company initiates its development and growth. Any such additions will be made at the judgment of Management to meet the Company's then current needs.

Legal Proceedings

We are currently not subject to any threatened or pending legal proceedings. Nevertheless, we may from time-to-time become a party to various legal proceedings arising in the ordinary course of our business.

Code of Ethics

Effective as of the date hereof, the Board of Directors has adopted a Code of Ethics for our directors, officers and employees, which was filed as an Exhibit to our Registration Statement dated December 10, 2009.

RESULTS OF OPERATIONS

Working Capital

	May 31,	August 31,
	2010	2009
Current Assets	$50,117	$34,885
Current Liabilities	$109,956	$6,760
Working Capital (Deficit)	$(59,839)	$28,125

Cash Flows

	Nine months Ended	Nine months Ended
	May 31, 2010	May 31, 2009
Cash Flows from (used in) Operating Activities	$(95,268)	$(10,000)
Cash Flows from (used in) Financing Activities	$110,500	$15,500
Net Increase (decrease) in Cash During Period	$15,232	$5,500

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended May 31, 2010 was $54,086 and is comprised of $28,500 of professional fees relating to the audit, accounting, and legal fees with respect to SEC filings, $16,596 for general and administrative costs, $1,490 of interest expense, and $7,500 in management fees. Operating expenses for the period ended May 31, 2009 was $10,560 and is comprised of $560 for general and administrative costs and $10,000 in management fees.

Net loss for the nine months ended May 31, 2010 was $118,464 and is comprised of $67,250 of professional fees relating to the audit, accounting, and legal fees with respect to SEC filings, $27,224 for general and administrative costs, $1,490 of interest expense, and $22,500 in management fees.

Liquidity and Capital Resources

As at May 31, 2010, the Company’s cash and total asset balance was $50,117 compared to $34,885 as at August 31, 2009. The increase in total assets is attributed to prepayment of $10,300 in professional fees.

As at May 31, 2010, the Company had total liabilities of $109,956 compared with total liabilities of $6,760 as at August 31, 2009. The increase in total liabilities was attributed to issuances of notes payable of $80,000, and increase in amounts due to a related party of $23,500.

As at May 31, 2010, the Company had a working capital deficit of $59,839 compared with a working capital surplus of $28,125 as at August 31, 2009.  The increase in working capital deficit was attributed to the issuance of notes payable of $80,000, and amounts from a related party of $23,500 of which the cash proceeds were used for the Company’s day-to-day operations.

Cashflow from Operating Activities

During the nine months ended May 31, 2010, the Company used $95,268 of cash for operating activities compared to the use of $110,383 of cash for operating activities during the period from May 12, 2009 (date of inception) to May 31, 2009. The change in net cash used in operating activities is attributed to the fact that the Company did not issue any common shares to settle management fees in the current period and had a lower net loss in the current nine month period.

Cashflow from Financing Activities

During the nine months ended May 31, 2010, the Company received $110,500 of cash from financing activities compared to $160,500 for the period from May 12, 2009 (date of inception) to May 31, 2009.  The change in cash flows from financing activities is attributed to the fact that the Company received $21,500 in common share issuances in the current period compared with proceeds of $70,000 from common shares in the comparative period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception, we have had no changes in or disagreements with our accountants. Our audited financial statements have been included in this Prospectus in reliance upon M&K CPAs, PLLC, Independent Registered Public Accounting Firm, as experts in accounting and auditing.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in note 1 of the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company’s consolidated financial statements. Refer to Note 5.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").   Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2010, due to the material weaknesses resulting from not having an Audit Committee or a financial expert on our Board of Directors and our failure to maintain appropriate cash controls.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Sales of Equity Securities for Cash:

•

On May 12, 2009, the Company issued 5,000,000 founders shares of the Company's common stock at $0.001 per share to various investors pursuant to Regulation S for proceeds of $5,000.

•

On May 12, 2009, the Company issued 5,000,000 founders shares of the Company's common stock at $0.001 per share to the President of the Company pursuant to Section 4(2) and/or Regulation D for proceeds of $5000.

•

From July 1, 2009 to August 31, 2009, the Company sold 435,000 shares of the Company's common stock at $0.10 per share to various investors for total proceeds of $43,500 pursuant to Section 4(2) and/or Regulation D.

•

On September 9, 2009, the Company sold 100,000 shares of the Company's common stock at $0.10 per share to one investor for total proceeds of $10,000 pursuant to Section 4(2) and/or Regulation D.

2.

Issuance of Equity Securities in exchange for services:

•

On May 12, 2009, the Company issued 10,000,000 shares of the Company's common stock at $0.001 per share to the President of the Company pursuant to Section 4(2) and/or Regulation D for management services.

•

On July 15, 2010, the Company issued 40,000 shares of the Company's common stock at $0.001 per share to C&D Associates, Inc. pursuant to Section 4(2) and/or Regulation D for consulting services.

3.

Convertible Securities:

None.

4.

Outstanding Warrants:

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Incorporated by reference to our Registration Statement Form S-1 filed with the SEC on December 10, 2009.
3.2	Bylaws	Incorporated by reference to our Registration Statement Form S-1 filed with the SEC on December 10, 2009.
10.1	Management Agreement between Mr. Miller and National Intelligence, Inc.	Incorporated by reference to our Amended Registration Statement Form S-/1A filed with the SEC on February 22, 2009.
10.2	Promissory Note issued in favor of Mr. Miller	Incorporated by reference to our Amended Registration Statement Form S-/1A filed with the SEC on February 22, 2009.
10.3	Promissory Note issued to Darren Wright dated March 23, 2010	Filed with the SEC on June 15, 2010 as part of our Current Report on Form 8-K.
10.4	Promissory Note issued to Andrene Matre dated March 23, 2010	Filed with the SEC on June 15, 2010 as part of our Current Report on Form 8-K.
10.5	Promissory Note issued to Karen Strate dated March 24, 2010	Filed with the SEC on June 15, 2010 as part of our Current Report on Form 8-K.
10.6	Consulting Agreement between National Intelligence Association, Inc. and Greg Farrell dated June 17, 2010	Filed with the SEC on June 22, 2010 as part of our Current Report on Form 8-K.
10.7	Consulting Agreement between National Intelligence Association, Inc. and William Reininger dated June 17, 2010	Filed with the SEC on June 22, 2010 as part of our Current Report on Form 8-K.
14.1	Code of Ethics	Incorporated by reference to our Registration Statement Form S-1 filed with the SEC on December 10, 2009.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTELLIGENCE ASSOCIATION, INC.

Dated: July 20, 2010

By:

/s/ James Miller

James J. Miller

President and CEO