Form 10-K
period 2010-08-31
NATIONAL INTELLIGENCE ASSOCIATION INC
filed 2010-12-14
CIK 1478332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2010

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ______

NATIONAL INTELLIGENCE ASSOCIATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-163628	27-0310225
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)

1800 Ravinia Place Orland Park, IL 60462

(Address of principal executive offices)

(312) 775-9700

(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was NIL based upon the price ($0.00) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “NIAS.OB.”

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of December 10, 2010, there were 91,440,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

Table of Contents

		Page
	PART I

Item 1	Business	4
Item 1A	Risk Factors	6
Item 1B	Unresolved Staff Comments	6
Item 2	Properties	7
Item 3	Legal Proceedings	7
Item 4	[REMOVED AND RESERVED]	7

	PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
Item 6	Selected Financial Data	8
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	11
Item 8	Financial Statements and Supplementary Data	F-1
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	12
Item 9A	Controls and Procedures	12
Item 9B	Other Information	13

	PART III

Item 10	Directors and Executive Officers and Corporate Governance	13
Item 11	Executive Compensation	14
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12
Item 13	Certain Relationships and Related Transactions	16
Item 14	Principal Accountant Fees and Services	16

	PART IV

Item 15	Exhibits	17

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during the period covered by this report and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “NIA”, “we”, “us” and “our” are references to National Intelligence Association, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

Overview

National Intelligence Association, Inc. was founded on May 12, 2009 in the state of Nevada. The Company was formed to offer professionally licensed and trained security and private detective agents with many years of experience in private security, investigations, law enforcement and executive protection.

Our founder James J. Miller, has worked on nearly 500 cases over the last 25 years with a variety of clients including law firms, governmental agencies, professional services firms, small business owners, major communications firms, financial firms, major retailers and one of the nation’s largest insurers as well as the general public. Additionally, Mr. Miller, is a licensed Class A - Security Contractor and Private Detective, and holds a license to operate Private Security and Detective Agency under the laws and stipulations of the Illinois Department of Professional Regulation.

The mailing address for our executive office is 1800 Ravinia Place, Orland Park, IL 60462. The telephone number of our principal executive office is (312) 775-9700.

Description of Business

We offer security services, investigations services, executive protection services and training services to our clients and the public at large. These services have been designed to appeal to the general public, corporate world and the government to provide security services, protecting people and preventing adverse situations from threatening the peace of our homeland. We are committed to success in the security and investigation industry and we strive to adhere to the strict rules handed down by the Department of Financial and Professional Regulations. We believe that our high level of commitment to this mandate will enable the Company to attract top professionals as agents and investigators, as well as clients looking for our services.

Additionally, as a private security agency, we intend to contribute to the national security effort by conducting personnel security, investigations and providing industrial security services and products, as well as offering comprehensive security education and training to our both existing and potential clients. We offer the unique advantage of integrating counterintelligence into our core security disciplines through training programs, policy development, and operational support to our field elements. Our agent pool is comprised of individuals from a variety of ethnic and racial backgrounds, age groups, and experience levels and will allow us to meet the criteria that best suits the client’s needs.

Our primary focus is on three markets: protective services, investigations and training. Our target customers will be the Fortune 500 corporations, the Homeland Security Agency and related Federal Agencies working through the Government Services Administration (“GSA”) and local state and federal law enforcement and security entities. By using a Licensed Agency, clients can potentially reduce their insurance risk exposure by showing proper due diligence in hiring licensed professionals. Each one of our agents are/or will be a trained specialist who is certified in any emergency procedure within the scope of his/her employment. We assume the liability, time management, scheduling, threat assessment and payroll burden saving our clients much of the risks and costs associated with downtime and lost opportunity burdens to our clients.

Our full suite of services includes the following:

•

Investigations: Investigations are comprised of several different types: domestics, criminal, civil, backgrounds, skip traces and more. The maze of criminal activity is never ending. To ensure success, our agents will receive extensive training in all areas of investigations.

•

Protection/Security: Our protection services will be tailored for those individuals, such as corporate executives, government agencies, executives or private citizens who must travel in high-crime areas and seek peace of mind and protection from potential criminal acts. We also intend to be able to offer armed and unarmed guards for location security and validation of authorized personnel on a 24 hour basis.

•

Retainer Consulting: We intend to develop a client-orientated company and to strive for excellence in fraud and security consultations. This begins with a complete understanding of the client company's situation, objectives, and constraints. We will then be able to represent the client company with confidentiality, sifting through all potential solutions offering the most efficient way of solving their problem.

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

•

Senior Management Training: We intend to conduct quality seminars which provide executives and their professional advisors with practical need-to-know information concerning security related issues. We cover the following subjects and at the clients request will develop a seminar around their needs:

o

Risk Analysis

o

Interior and Exterior Security Concerns

o

The Inner Defenses: Intrusion and Access Control

o

Time Protections, Safety and Emergency

o

Planning

o

Internal Theft Controls

o

Specific Security Threats

o

Workplace Violence

Market Summary

Management believes that since September 11, 2001, there has been an increased demand for security and investigation services. Accordingly, we are positioning NIA to be able to take full advantage of this evolving and changing environment. Our targeted market area is a 100 mile radius around the greater Chicagoland area. Accordingly, we have chosen to locate our corporate office in the proximity of three of Chicago’s major interstates. We anticipate that this will allow NIA a large potential client base which will directly impact the Company's growth potential, as the Chicago metropolitan area is the third largest metropolitan area in the U.S. with more than 9.5 million people living and working there.

Market Segmentation

We intend to offer services in the following market segments at such time Management believes that the offering if such services is commercially reasonable. Those market segments are as follow:

•

Corporations: Our services include providing armed and unarmed security guards to perform sight security. We also provide executive protection for security conscious executives on the go. As the need arises, corporations can call on us to handle their background checks, employment verifications, internal investigations and due diligence on competitors. We also intend to hire such personnel so that we will be able to provide teams to sweep meeting areas to assure no eavesdropping or illegal intelligence gathering is taking place.

•

Government Agencies: Homeland security has created a new centralized security agency incorporating other federal agencies. Congress continues to express the need to have private security agencies help bolster national security. The government currently outsources security assignments, investigation and background checks to private security agencies contractually on a regular basis. We intend to use Mr. Miller's experience in the industry and his contacts to seek out and develop relationships where the Company can become contracted to perform these services.

•

Public: We will work with the public and offer services to help them through a myriad of problems including individual private security and investigative needs. As we are contracted for such jobs, we intend to hire or employ on a contractual basis necessary personnel to facilitate any such work.

Licenses/Professional Associations and Memberships

We have an international network of investigators through our memberships in worldwide detective associations, including National Association of Legal Investigators (“NALI”), American College of Forensic Examiners Institute (“ACFEI”) and the American Board for Certification in Homeland Security (“ABCHS”). Our total annual cost for our professional memberships is approximately $1,200.00 and for our professional licensing requirements is approximately $3,000.00. Our membership in detective associations allows us to access both international and domestic member lists. These lists will allow NIA to enlist the assistance of detectives and security specialists when needed, which allows the Company to provide clients with top quality international support.

We also maintain professional licenses as are required by state law. The Illinois Department of Professional Regulation regulates Private Detective Licenses. There are minimum requirements that must be met in order to become licensed by the State if Illinois, such as the agent must be a least 21 years and have worked full-time for a Private Detective Agency for a minimum of 3 of the past 5 years. There is a onetime processing fee of $500 dollars for individuals and $500 for Detective Agencies. NIA is in compliance with all local, state and federal licensing matters.

Competitive Comparison

Competitors in this industry come from many sources and they all can provide basic information and services. We intend to provide more thorough services because we believe that our future agents and employees will be better trained and qualified to conduct more elaborate assignments in personal protection and investigations. Our training will require that every new agent completes an extensive training program, which will include over 400 hours or training time prior to becoming an investigator. Our founder, Mr. Miller, has extensive experience developing and implementing training programs that we believe will produce top notch investigators. While other agencies might network or hire and contract out their work they are not qualified to do, NIA intends to have all of the qualified personnel necessary under one roof, ready to complete the services as needed.

Current Detectives/Employees

We currently rely on the expertise of Mr. Miller, the Founder of NIA. Mr. Miller devotes a sufficient amount of time to ensure that the NIA is moving forward with its development and business plans. Mr. Miller does not anticipate any change in circumstances that would lead to any reduction in the amount of time he is devoting to the success of NIA. Mr. Miller is a licensed Class A - Security Contractor and Private Detective, and holds a license to operate Private Security and Detective Agency under the laws and stipulations of the Illinois Department of Professional Regulation. Additionally, Mr. Miller has been the acting Chief Investigator with Investigative Services Agency a competing investigative service company located in Chicago, Illinois. Mr. Miller has represented that he anticipates working with Investigative Services Agency in such capacity until he is able to transition to the Company on a full-time basis.

Additionally, Sandy M. Grisby (“Ms. Grisby”) will be devoting a sufficient amount of time to fulfill her role as the Company's corporate Secretary.

We do not currently have any employees. We intend to add staff as the Company initiates its development and growth. Any such additions will be made at the judgment of Management to meet the Company's then current needs.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently are using a portion of our Chief Executive Officer’s home as our corporate headquarters; this space is located at 1800 Ravinia Place, Orland Park, IL 60462 and we are using the space rent-free.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since August 12, 2010, originally under the symbol “NIAS.OB.” As we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

2010 Fiscal Year		High Bid		Low Bid
Fourth Quarter: 6/1/10 to 8/31/10	$	Nil	$	Nil

Reports to Security Holders

We are a reporting company pursuant to the Securities and Exchange Act of 1934. As such, we provide an annual report to our security holders, which will include audited financial statements, and quarterly reports, which will contain unaudited financial statements.

Record Holders

As of December 10, 2010, an aggregate of 91,440,000 shares of our common stock were issued and outstanding and were owned by approximately 34 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than those previously reported, none.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Forward-Split

We implemented a forward split of the issued and outstanding common shares of the Company, whereby every one share of common stock held was exchanged for 4 shares of common stock. As a result, the issued and outstanding shares of common stock were increased from approximately 22,860,000 prior to the forward split to 91,440,000 following the forward split. The forward split was payable as a dividend to shareholders of record as of November 1, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not authorized any securities for issuance under an Equity Compensation Plan.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Working Capital

	August 31,	August 31,
	2010 $	2009 $
Current Assets	30,437	34,885
Current Liabilities	31,087	6,760
Working Capital (Deficit)	(650)	28,125

Cash Flows

	Year ended	Year ended
	August 31, 2010 $	August 31, 2009 $
Cash Flows from (used in) Operating Activities	(245,948)	(15,115)
Cash Flows from (used in) Financing Activities	241,500	50,000
Net Increase (decrease) in Cash During Period	(4,448)	34,885

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses and net loss for the year ended August 31, 2010 was $270,275 compared with $30,875 for the year ended August 31, 2009. The increase in operating expenses is attributed to a full year of operations in fiscal 2010, including increases of $57,377 of general and administrative charges, $159,423 in professional fees relating to accounting, audit, and legal expenses related to the S-1 Registration process as well as all subsequent SEC filings, and an increase of $20,000 in management fees to reflect a full year of management fees at $2,500 per month compared with only four months of expenses in the prior year.

Liquidity and Capital Resources

As at August 31, 2010, the Company had $30,437 of total assets compared with $34,885 for the year ended August 31, 2009. As at August 31, 2010, the Company had a working capital deficit of $650 compared with a working capital surplus of $28,125 as at August 31, 2009. The decrease in working capital is attributed to the fact that the Company received financing upon inception and had not spent their financing whereas in the current year, the Company had more operational activity and costs that were financed from proceeds received from common shares and related parties.

Cashflow from Operating Activities

During the year ended August 31, 2010, the Company used proceeds of $154,948 for operating activities as compared to $15,115 during the year ended August 31, 2009. The increase in the cash used for operating activities was attributed to a full year of operating activity in fiscal 2010 compared to only four months in fiscal 2009.

Cashflow from Financing Activities

During the year ended August 31, 2010, the Company received $150,500 of proceeds from financing activities as compared to $50,000 received during the year ended August 31, 2009. The increase in proceeds from financing activities was attributed to $70,500 in cash received from the issuance of common shares related to the private placement, as well as $95,000 proceeds from the issuance of a note payable, of which $15,000 was repaid during the year and the remaining $80,000 was settled by the issuance of 800,000 common shares.

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

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Financial Statements

For the Years Ended August 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

National Intelligence Association Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of National Intelligence Association Inc. (a Development Stage Company) as of August 31, 2010 and 2009, and the related statements of operations, stockholders' equity and cash flows for the year ended August 31, 2010 and accumulated from May 12, 2009 (Date of Inception) to August 31, 2010 and 2009. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Intelligence Association Inc. as of August 31, 2010 and 2009 and the results of their operations and their cash flows for the periods described above, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and there is substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might reflect these uncertainties.

/s/ M&K CPAS, PLLC

Houston, Texas

December 10, 2010

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Balance Sheets

	August 31, 2010 $	August 31, 2009 $

ASSETS

Cash	30,437	34,885

Total Assets	30,437	34,885

LIABILITIES

Current Liabilities

Accounts Payable	727	5,000
Accrued Liabilities	2,600	–
Due to a Related Party	27,760	1,760

Total Liabilities	31,087	6,760

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock
Authorized: 100,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 91,440,000 and 20,000,000 common shares, respectively	91,440	20,000

Additional Paid-In Capital	209,060	(19,500)

Common Stock Issuable	–	58,500

Accumulated Deficit during the Development Stage	(301,150)	(30,875)

Total Stockholders’ Equity (Deficit)	(650)	28,125

Total Liabilities and Stockholders’ Equity (Deficit)	30,437	34,885

(The accompanying notes are an integral part of these financial statements)

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Statements of Operations

	For the Year Ended August 31, 2010 $	For the Period from May 12, 2009 (Date of Inception) to August 31, 2009 $	Accumulated from May 12, 2009 (Date of Inception) to August 31, 2010 $

Revenues	–	–	–

Operating Expenses

General and Administrative	67,802	10,425	78,227
Interest Expense	2,600	–	2,600
Management Fees	30,000	10,000	40,000
Professional Fees	169,873	10,450	180,323

Total Operating Expenses	270,275	30,875	301,150

Net Loss	(270,275)	(30,875)	(301,150)
Net Loss per Share – Basic and Diluted	–	–
Weighted Average Shares Outstanding – Basic and Diluted	74,487,836	20,000,000

(The accompanying notes are an integral part of these financial statements)

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Statements of Cashflows

	For the Year Ended August 31, 2010 $	For the Period from May 12, 2009 (Date of Inception) to August 31, 2009 $	Accumulated from May 12, 2009 (Date of Inception) to August 31, 2010 $

Operating Activities

Net loss for the period	(270,275)	(30,875)	(301,150)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Shares issuable for management fees	–	10,000	10,000
Shares issued for services	91,000	–	91,000

Changes in operating assets and liabilities:

Accounts payable	(4,273)	5,000	727
Accrued Liabilities	2,600	–	2,600
Due to related parties	26,000	760	26,760

Net Cash Used In Operating Activities	(154,948)	(15,115)	(170,063)

Financing Activities

Proceeds from issuance of common shares	70,500	49,000	119,500
Proceeds from a related party	–	1,000	1,000
Proceeds from notes payable	95,000	–	95,000
Repayment of notes payable	(15,000)	–	(15,000)

Net Cash Provided By Financing Activities	150,500	50,000	200,500

Increase (Decrease) in Cash	(4,448)	34,885	30,437

Cash – Beginning of Period	34,885	–	–

Cash – End of Period	30,437	34,885	30,437

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Shares issued for management fees	10,000	–	10,000
Shares issued for settlement of debt	80,000	–	80,000

(The accompanying notes are an integral part of these financial statements)

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

From May 12, 2009 (Date of Inception) to August 31, 2010

(Expressed in US dollars)

	Common Stock		Additional	Common
			Paid-in	Stock	Accumulated
	Shares	Par Value	Capital	Issuable	Deficit	Total
	#	$	$	$	$	$

Balance – May 12, 2009 (Date of Inception)	–	–	–	–	–

Founders shares for cash at $0.0001 per share	20,000,000	20,000	(19,500)	–	–	500

Common stock subscribed for cash	–	–	–	48,500	–	48,500

Common stock subscribed for services	–	–	–	10,000	–	10,000
					–
Net loss for the period	–	–	–	–	(30,875)	(30,875)
	–	–
Balance – August 31, 2009	20,000,000	20,000	(19,500)	58,500	(30,875)	28,125

Issuance of stock for management fees	40,000,000	40,000	(30,000)	(10,000)	–	–

Issuance of stock for services	3,640,000	3,640	87,360	–	–	91,000

Issuance of stock for cash	24,600,000	24,600	94,400	(48,500)	–	70,500

Common stock issued to settle debt	3,200,000	3,200	76,800	–	–	80,000

Net loss for the year	–	–	–	–	(270,275)	(270,275)

Balance – August 31, 2010	91,440,000	91,440	209,060	–	(301,150)	(650)

(The accompanying notes are an integral part of these financial statements)

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Notes to the Financial Statements

1.

Nature of Operations and Continuance of Business

National Intelligence Association Inc. (the “Company”) was incorporated in the State of Nevada on May 12, 2009. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company a security and investigative company, and will provide professional security, recovery, investigative, training, and protection services.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at August 31, 2010, the Company has not recognized any revenue, has a working capital deficit of $650 and an accumulated deficit of $301,150. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

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

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accenting Policies (continued)

e)

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

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

2.

Summary of Significant Accounting Policies (continued)

g)

Recent Accounting Pronouncements (continued)

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

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

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

3.

Related Party Transactions

As at August 31, 2010, the Company owed $27,760 (2009 - $1,760) to the President and Director of the Company for financing of day-to-day expenditures and management fees incurred on behalf of the Company. The amounts owing are unsecured, non-interest bearing, and due on or before November 30, 2010.

4.

Common Shares

a)

In August 2010, the Company issued 100,000 common shares at $0.10 per share for consulting services with a fair value of $10,000.

b)

In July 2010, the Company issued 800,000 common shares to settle loans payable of $80,000.

c)

In July 2010, the Company issued 810,000 common shares at $0.10 per share for consulting services with a fair value of $81,000.

d)

In July 2010, the Company issued 250,000 common shares at $0.10 per share for proceeds of $25,000.

e)

In June 2010, the Company issued 365,000 common shares at $0.10 per share for proceeds of $36,500.

f)

In September 2009, the Company issued 535,000 common shares at $0.10 per share for proceeds of $53,500, of which $43,500 was received and recorded as common stock issuable at August 31, 2009.

g)

In September 2009, the Company issued 15,000,000 common shares at $0.001 per share for proceeds of $5,000 and management services with a fair value of $10,000.

h)

On May 12, 2009, the Company issued 5,000,000 founders shares of the Company to the President of the Company for proceeds of $500.

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Notes to the Financial Statements

5.

Income Taxes

The Company has $301,150 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the years ended August 31, 2010 and 2009 as a result of the following:

	August 31, 2010 $	August 31, 2009 $

Net loss before taxes	(270,275)	(30,875)
Statutory rate	34%	34%

Computed expected tax recovery	91,894	10,498
Change in valuation allowance	(91,894)	(10,498)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at August 31, 2010 after applying enacted corporate income tax rates are as follows:

	August 31, 2010 $	August 31, 2009 $

Net operating losses carried forward	102,392	10,498

Total gross deferred income tax assets	102,392	10,498
Valuation allowance	(102,392)	(10,498)

Net deferred tax asset	–	–

The Company has incurred operating losses of $301,150 which, if unutilized, will begin to expire in 2029. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. As at August 31, 2010, the Company has no uncertain tax positions.

6.

Subsequent Event

On November 1, 2010, the Company and its Board of Directors authorized a forward split of its common stock on a 4-to-1 basis. The effect of the forward split increased the number of issued and outstanding common shares at August 31, 2010 from 22,860,000 common shares to 91,440,000 common shares. The effect of the forward split has been applied on a retroactive basis to the Company’s inception date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer who also serves as our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report.

Based on that evaluation, our Chief Executive Officer concluded that as of the end of the period covered by this Report our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer is not a financial or accounting professional, and we lack any accounting staff that is sufficiently trained in the application of U.S. generally accepted accounting principles. Until such time as we hire a chief financial officer or similarly titled person with the requisite experience in the application of U.S. GAAP, there is a likelihood that we may experience material weaknesses in our disclosure controls that may result in errors in our financial statements in future periods.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with GAAP.

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of August 31, 2010, based on the criteria set forth in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. As noted above, our Chief Executive Officer concluded that as of the end of the period covered by this Report our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer is not a financial or accounting professional, and we lack any accounting staff that is sufficiently trained in the application of U.S. generally accepted accounting principles. Until such time as we hire a chief financial officer or similarly titled person with the requisite experience in the application of U.S. GAAP, there is a likelihood that we may experience material weaknesses in our disclosure controls that may result in errors in our financial statements in future periods.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of directors and executive officers

The following table sets forth the names and ages of our current directors and executive officers. Our Board of Directors appoints our executive officers. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.

Name	Age	Position	Date of Appointment

James J. Miller	51	Chairman, President, CEO, CFO and Treasurer	June 2009
Sandy M. Grisby	32	Secretary	September 2009
William Reininger	59	Director	October 2009
Paul Starrett	50	Director	October 2009
Darienne Arnold	49	Director	October 2009

The board of directors has no nominating, audit or compensation committee at this time.

Background and Business Experience

Mr. James J. Miller - Mr. Miller is a Private Detective licensed by the Illinois Department of Professional Regulation. He received an MBA in General Management/Finance from the University of Chicago, has a level three certification in Homeland security from the American College of Forensics Examiners Institute, and is on the Emergency Homeland Security Response Team. Mr. Miller has 20 years experience in law enforcement, and currently is working the Bradley girl’s abduction in Chicago. He is a licensed firearms instructor and an expert witness concerning Use of Force issues and computer forensics. He is also a member of the highly regarded Global Investigator Network, which allows the agency to provide clients with top quality international support of their background investigations. Furthermore, he is a member of the Association of Investigation Specialists and the National Association of Legal Investigators. For the past 12 years, Mr. Miller has been a private detective working with Investigative Services Agency, and he anticipates continuing to serve in such capacity until he is able to transition to National Intelligence Association, Inc. on a full-time basis.

Sandy M. Grisby – Ms. Grigsby is an accomplished Graphic Artist and Entrepreneur. She has over 10 years experience working in the design and advertising industry, launching her own design company, Brio Five, in 2005, where she remains today. Sandy is also the founder of Dog Chatter, Inc., a company dedicated to animal enthusiasts and rescue. She regularly volunteers at animal shelters such as Humane Society Silicon Valley. She has earned a BFA in Visual Communications from American InterContinental University, and has studied abroad in both Germany and Argentina.

William Reininger – Mr. Reininger has spent the last 7 years developing wrestling clubs at the University of Northern Iowa, University of Nebraska and American University. He is also the director of USA Wrestling Developmental Camps, New Brunswick, New Jersey, Washington, D.C., Cedar Falls, Iowa, Lincoln, Nebraska and Bakersfield, California. Between 1989 and 2002, Mr. Reininger worked for such companies as Columbus Financial Securities and Spectrum Securities, where he was the National Sales Director for each. While at Columbus Financial Securities and Spectrum Securities, he helped build a securities firm of over 300 representatives with 12 offices and helped raise over $1 billion dollars in mezzanine financing. Mr. Reininger has a B.S. in Physical Education from Indiana State University, and achieved a masters degree in Exercise Physiology, Applied Kinesiology, and Adaptive Physical Education from Indiana State University.

Paul Starrett – Mr. Starrett is a licensed private investigator and attorney in California. He is a Certified Fraud Examiner and Certified Privacy Professional and is an active member of the California Association of Licensed Investigators. For the past five years, his primary experience has been as an e-discovery consultant and project manager where he has handled all aspects of e-discovery and investigations for dozens of large, multi-million dollar cases for AMLAW 50 law firms and Fortune 100 corporate clients.

He has also worked as an appellate attorney with one published case in the Sixth District Court of Appeals in California. He has also been a criminal justice instructor at University of Phoenix and instructor at the Sam Brown Investigations academy in financial investigations and copyright infringement. Mr. Starrett attained his B.S. from the University of the State of New York, along with a J.D. from Peninsula University School of Law, his Master of Laws in Taxation from Golden Gate University and completed the Police Academy.

Darienne Arnold – Ms. Arnold has spent the last twenty years as a model and talent scout for LA Models. She has traveled worldwide as a model for fashion shows, TV, commercials, and fashion print. Darienne has also been involved in real estate development and management for ten years. In 2007, she received her Aesthetician License and works hands on with problems of the skin for Simply Porceline based in Beverly Hills, CA.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the last ten years no director, executive officer, promoter or control person of the Company has had or has been subject to:

(1)

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

(3)

any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

being found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee and Audit Committee Financial Expert

The Company intends to establish an audit committee of the board of directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer, respectively. A written copy of the Code is available on written request to the Company.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended. Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending August 31, 2010 and 2009 (Inception).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)

James J. Miller(1) Chairman, CEO, President and CFO	2010		$30,000	$		$-0-	-0-	-0-	-0-		$120,000
	2009		$-	$		$-0-	-0-	-0-	-0-	$

Sandy M. Grisby Secretary	2010	$		$		$-0-	-0-	-0-	-0-	$
	2009	$		$		$-0-	-0-	-0-	-0-	$

Notes to Summary Compensation Table:

(1)

Mr. Miller, the President, CEO, CFO and Director of the Company, receives Management Fees in the amount of $2,500 per month pursuant to the Management Agreement dated February 16, 2010.

Outstanding Equity Awards at Fiscal Year-End

No named Executive Officer received any equity awards, or holds exercisable or unexercisable options, as of the years ended August 31, 2010 and 2009.

Compensation of Directors

Our directors who are also our employees receive no extra compensation for their service on our board of directors and our directors non-employee directors receive no compensation for their service as directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of any person known to the Company to be the beneficial owner of more than five percent, as of the close of business on August 31, 2010.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Common Stock	James J. Miller	60,000,000	65.61%

(1)

Applicable percentage of ownership is based on 91,440,000 shares of common stock outstanding on August 31, 2010. Our common stock is our only issued and outstanding class of securities eligible to vote.

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of all of the Company’s directors and nominees and “named executive officers” as such term is defined in Item 402(a)(3) of Regulation S-K, as of the close of business on August 31, 2010.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock
Common Stock	James J. Miller	60,000,000	65.61%
Common Stock	William Reininger	2,000,000	2.18%
Common Stock	Paul Starrett	0	0%
Common Stock	Darienne Arnold	0	0%
Common Stock	Sandy Grigsby	0	0%

TOTAL	All Officers and Directors as a group (total of 5)	62,000,000	67.79%

Changes in Control.

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Mr. Starrett and Ms. Arnold are each independent Directors. Our Board of Directors uses the following criteria to determine whether a Director is independent: (1) the independence requirements of the NASDAQ Stock Market; (2) a “non-employee director” within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “1934 Act”); and (3) an “outside director” under the regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Related Party Transactions

On February 16, 2010, the Company entered into a Management Agreement with our President relating to his services as an officer of the Company. The effective date of the Management Agreement was dated September 1, 2009. Our President and Director provides us with office space free of charge at this time.

As of August 31, 2010, the Company owed $25,260 to the President and Director of the Company for financing of day-to-day expenditures and management fees incurred on behalf of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended August 31, 2010	Year Ended August 31, 2009
Audit fees	$11,850	$7,500
Audit-related fees	$ nil	$ nil
Tax fees	$ nil	$ nil
All other fees	$ nil	$ nil
Total	$11,850	$7,500

Audit Fees

During the fiscal year ended August 31, 2010, we incurred approximately $11,850 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended August 31, 2010.

During the fiscal year ended August 31, 2009, we incurred approximately $7,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended August 31, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended August 31, 2010 and 2009 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $nil.

Tax Fees

The aggregate fees billed during the fiscal year ended August 31, 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $nil.

All Other Fees

The aggregate fees billed during the fiscal year ended August 31, 2010 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $nil.

PART IV

ITEM 15. EXHIBITS.

(a)

Documents filed as part of this Report.

1.

Financial Statements. The Consolidated Balance Sheet of National Intelligence Association, Inc., and subsidiaries as of August 31, 2010 and 2009, the Consolidated Statements of Operations for the year ended August 31, 2010 and 2009, the Consolidated Statements Stockholders’ Equity (Deficit) from inception of development stage to August 31, 2010, and Statements of Cash Flows for the year ended August 31, 2010 and 2009, and together with the notes thereto and the report of M&K CPAs, PLLC thereon appearing in Item 8 are included in this 2010 Annual Report on Form 10-K

3.

Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on December 10, 2009 as part of our Registration Statement on Form S-1.
3.2	Bylaws	Filed with the SEC on December 10, 2009 as part of our Registration Statement on Form S-1.
10.1	Management Agreement between James Miller and National Intelligence, Inc.	Filed with the SEC on February 22, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.2	Promissory Note issued in favor of James Miller	Filed with the SEC on February 22, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.3	Promissory Note issued to Darren Wright dated March 23, 2010	Filed with the SEC on June 15, 2010 as part of our Current Report on Form 8-K.
10.4	Promissory Note issued to Andrene Matre dated March 23, 2010	Filed with the SEC on June 15, 2010 as part of our Current Report on Form 8-K.
10.5	Promissory Note issued to Karen Strate dated March 24, 2010	Filed with the SEC on June 15, 2010 as part of our Current Report on Form 8-K.
10.6	Consulting Agreement between National Intelligence Association, Inc. and Greg Farrell dated June 17, 2010	Filed with the SEC on June 22, 2010 as part of our Current Report on Form 8-K.
10.7	Consulting Agreement between National Intelligence Association, Inc. and William Reininger dated June 17, 2010	Filed with the SEC on June 22, 2010 as part of our Current Report on Form 8-K.
10.8	Consulting Agreement between National Intelligence Association, Inc. and C&D Associates, Inc. dated July 20, 2010	Filed with the SEC on July 22, 2010 as part of our Current Report on Form 8-K.
10.9	Consulting Agreement between National Intelligence Association, Inc. and Steven Graff Levine dated August 3, 2010	Filed with the SEC on August 24, 2010 as part of our Current Report on Form 8-K.
14.1	Code of Ethics	Filed with the SEC on December 10, 2009 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL INTELLIGENCE ASSOCIATION, INC.

Dated: December 14, 2010

/s/ James Miller

By: James Miller

Its: Principal Executive Officer and Principal

Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the Company’s last fiscal year has been sent as of the date of this report.

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the Company’s last fiscal year has been sent to any of the Company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the Company will furnish copies of such material to the Commission at the time it is sent to security holders.