Form 10-Q
period 2010-11-30
NATIONAL INTELLIGENCE ASSOCIATION INC
filed 2011-01-18
CIK 1478332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

Carrillo, Huettel & Zouvas, LLP

3033 Fifth Ave. Suite 400

San Diego, CA 92103

Telephone (619) 546-6100

Facsimile (619) 546-6060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No      . (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes      . No  X .

As of January 14, 2010, there were 91,440,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

NATIONAL INTELLIGENCE ASSOCIATION, INC. *

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of National Intelligence Association, Inc.   (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “NIA”, “we”, “us” and “our” are references to National Intelligence Association, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Financial Statements

For the Period Ended November 30, 2010 (unaudited) and August 31, 2010

Balance Sheets (unaudited)

4

Statements of Operations (unaudited)

5

Statements of Cash Flows (unaudited)

6

Notes to the Financial Statements (unaudited)

7

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Balance Sheets

(unaudited)

	November 30, 2010 $	August 31, 2010 $

ASSETS

Cash	1,490	30,437

Total Assets	1,490	30,437

LIABILITIES

Current Liabilities

Accounts Payable	14,754	727
Accrued Liabilities	4,800	2,600
Due to a Related Party	30,260	27,760

Total Liabilities	49,634	31,087

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 100,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 91,440,000 common shares	91,440	91,440

Additional Paid-In Capital	209,060	209,060

Accumulated Deficit during the Development Stage	(348,644)	(301,150)

Total Stockholders’ Deficit	(48,144)	(650)

Total Liabilities and Stockholders’ Deficit	1,490	30,437

(The accompanying notes are an integral part of these financial statements)

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Statements of Operations

(unaudited)

	For the Three Months Ended November 30, 2010 $	For the Three Months Ended November 30, 2009 $	Accumulated from May 12, 2009 (Date of Inception) to November 30, 2010 $

Revenues	–	–	–

Operating Expenses

General and Administrative	17,286	9,668	95,513
Interest Expense	–	–	2,600
Management Fees	7,500	7,500	47,500
Professional Fees	22,708	20,750	203,031

Total Operating Expenses	47,494	37,918	348,644

Net Loss	(47,494)	(37,918)	(348,644)
Net Loss per Share – Basic and Diluted	–	–
Weighted Average Shares Outstanding – Basic and Diluted	91,440,000	46,631,428

(The accompanying notes are an integral part of these financial statements)

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Statements of Cash flows

(unaudited)

	For the Three Months Ended November 30, 2010 $	For the Three Months Ended November 30, 2009 $	Accumulated from May 12, 2009 (Date of Inception) to November 30, 2010 $

Operating Activities

Net loss for the period	(47,494)	(37,918)	(348,644)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Shares issuable for management fees	–	–	10,000
Shares issued for services	–	–	91,000

Changes in operating assets and liabilities:

Accounts payable	16,047	(5,000)	16,774
Accrued Liabilities	–	–	2,600
Due to related parties	2,500	–	29,260

Net Cash Used In Operating Activities	(28,947)	(42,918)	(199,010)

Financing Activities

Proceeds from issuance of common shares	–	10,000	120,500
Proceeds from a related party	–	8,500	1,000
Proceeds from notes payable	–	–	95,000
Repayment of notes payable	–	–	(15,000)
Share issuance costs	–	(1,000)	(1,000)

Net Cash Provided By Financing Activities	–	17,500	200,500

Increase (Decrease) in Cash	(28,947)	(25,418)	1,490

Cash – Beginning of Period	30,437	34,885	–

Cash – End of Period	1,490	9,467	1,490

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Shares issued for management fees	–	–	10,000
Shares issued for settlement of debt	–	–	80,000

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at November 30, 2010, the Company has not recognized any revenue, has a working capital deficit of $48,144 and an accumulated deficit of $348,644. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

h)

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

3.

Related Party Transactions

As at November 30, 2010, the Company owed $30,260 (August 31, 2010 - $27,760) to the President and Director of the Company for financing of day-to-day expenditures and management fees incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

4.

Common Shares

On November 1, 2010, the Company and its Board of Directors approved a four-to-one (4:1) forward stock split of all issued and outstanding common shares. The effect of the forward stock split increased the number of issued and outstanding common shares from 22,860,000 shares to 91,440,000 shares, and the forward stock split has been applied on a retroactive basis since the Company’s inception date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis or Plan of Operation (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined below.  These factors may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	November 30,	August 31,
	2010 $	2010 $
Current Assets	1,490	30,437
Current Liabilities	49,634	31,087
Working Capital Deficit	(48,144)	(650)

Cash Flows

	Three months Ended	Three months Ended
	November 30, 2010 $	November 30, 2009 $
Cash Flows from (used in) Operating Activities	(28,947)	(42,918)
Cash Flows from (used in) Financing Activities	-	17,500
Net Decrease in Cash During Period	(28,947)	(25,418)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses and net loss for the three months ended November 30, 2010 was $47,494 compared to $37,918 for the three months ended November 30, 2009.  The increase in operating expense is attributed to the fact that the Company incurred $7,618 of additional general and administrative expense related to office expenses that were incurred during the period in addition to an increase of $1,958 of professional fees relating to SEC filings for the Company.

Liquidity and Capital Resources

As at November 30, 2010, the Company’s cash and total asset balance was $1,490 compared to $30,437 as at August 31, 2010. The decrease in cash and total assets were attributed to the fact that the Company incurred general operating costs during the period and did not receive any cash proceeds from operations or financing activities.

As at November 30, 2010, the Company had total liabilities of $49,634 compared with total liabilities of $31,087 as at August 31, 2010. The increase in total liabilities was attributed to increase in accounts payable and accrued liabilities of $16,227 due to the fact that the Company did not have sufficient cash flow to repay its general obligations, and an increase of $2,500 owed to related parties attributed to the accrual of the current period management fees of $2,500 per quarter.

As at November 30, 2010, the Company had a working capital deficit of $48,144 compared with a working capital deficit of $650 as at August 31, 2010.  The increase in working capital deficit was attributed to general expenditures incurred during the period that were not supported by cash proceeds from either operating or financing activities.

Cashflow from Operating Activities

During the three months ended November 30, 2010, the Company used $28,947 of cash for operating activities compared to the use of $42,918 of cash for operating activities during the three months ended November 30, 2009. The change in net cash used in operating activities is attributed to the fact that the Company did not have sufficient cash flow to repay obligations during 2010 whereas in 2009, the Company had sufficient cash financing to repay its obligations.

Cashflow from Financing Activities

During the three months ended November 30, 2010, the Company received $nil of cash from financing activities compared to $17,500 for the three months ended November 30, 2009.  During 2009, the Company received $9,000 from the issuance of common shares and $8,500 from a related party.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.  Please refer to our Annual Report on Form 10-K as filed with the SEC on December 14, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2010, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.

Changes in Internal Controls Over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. [REMOVED AND RESERVED].

ITEM 5. OTHER INFORMATION.

On October 14, 2010, we effectuated a forward split of the issued and outstanding common shares of the Company, whereby every one share of common stock held was exchanged for 4 shares of common stock. As a result, the issued and outstanding shares of common stock were increased from approximately 22,860,000 prior to the forward split to 91,440,000 following the forward split. The forward split was payable as a dividend to shareholders of record as of November 1, 2010.

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

Dated: January 14, 2011

By:

/s/ James J. Miller

James J. Miller

President and CEO