Form 10-Q
period 2011-02-28
NATIONAL INTELLIGENCE ASSOCIATION INC
filed 2011-04-19
CIK 1478332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

     .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

As of April 19, 2011, there were 98,840,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “NIAS”, “we”, “us” and “our” are references to National Intelligence Association, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Financial Statements

For the Period Ended February 28, 2011 (unaudited) and August 31, 2010

Balance Sheets (unaudited)

4

Statements of Operations (unaudited)

5

Statements of Cash Flows (unaudited)

6

Notes to the Financial Statements (unaudited)

7

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Balance Sheets

(unaudited)

	February 28, 2011 $	August 31, 2010 $

ASSETS

Cash	3,188	30,437

Total Assets	3,188	30,437

LIABILITIES

Current Liabilities

Accounts Payable	21,545	727
Accrued Liabilities	2,837	2,600
Due to a Related Party	39,410	27,760
Notes Payable	5,000	–
Notes Payable – Related	10,000	–

Total Liabilities	78,792	31,087

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 100,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 93,240,000 and 91,440,000 common shares, respectively	93,240	91,440

Additional Paid-In Capital	252,260	209,060

Common Stock Issuable	20,000	–

Accumulated Deficit during the Development Stage	(441,104)	(301,150)

Total Stockholders’ Deficit	(75,604)	(650)

Total Liabilities and Stockholders’ Deficit	3,188	30,437

(The accompanying notes are an integral part of these financial statements)

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Statements of Operations

(unaudited)

	For the Three Months Ended February 28, 2011 $	For the Three Months Ended February 28, 2010 $	For the Six Months Ended February 28, 2011 $	For the Six Months Ended February 28, 2010 $	Accumulated from May 12, 2009 (Date of Inception) to February 28, 2011 $

Revenues	28,500	–	28,500	–	28,500

Operating Expenses

Consulting Fees	5,997	–	5,997	–	5,997
General and Administrative	12,817	960	30,104	10,628	108,331
Management Fees	7,500	7,500	15,000	15,000	55,000
Payroll and Benefits	17,496	–	17,496	–	17,496
Professional Fees	76,912	18,000	99,620	38,750	279,943

Total Expenses	120,722	26,460	168,217	64,378	466,767

Net Operating Loss	(92,222)	26,460	(139,717)	64,378	(438,267)

Other Expenses

Interest Expense	(237)	–	(237)	–	(2,837)

Total Other Expenses	(237)	–	(237)	–	(2,837)

Net Loss	(92,459)	(26,460)	(139,954)	(64,378)	(441,104)
Net Loss per Share – Basic and Diluted	–	–	–	–
Weighted Average Shares Outstanding – Basic and Diluted	92,120,000	82,140,000	91,778,122	64,002,540

(The accompanying notes are an integral part of these financial statements)

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Statements of Cashflow

(unaudited)

	For the Six Months Ended February 28, 2011 $	For the Six Months Ended February 28, 2010 $	Accumulated from May 12, 2009 (Date of Inception) to February 28, 2011 $

Operating Activities

Net loss for the period	(139,954)	(64,378)	(441,104)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Shares issuable for management fees	–	–	10,000
Shares issued for services	45,000	–	45,000
Shares issuable for services	20,000	–	20,000

Changes in operating assets and liabilities:

Accounts payable	20,818	(5,000)	21,545
Accrued Liabilities	237	1,500	2,837
Due to related parties	10,000	16,000	36,760

Net Cash Used In Operating Activities	(43,899)	(51,878)	(304,962)

Financing Activities

Proceeds from issuance of common shares	–	–	211,500
Proceeds from a related party	1,650	–	2,650
Proceeds from notes payable	5,000	10,000	100,000
Proceeds from notes payable –related	10,000	–	10,000
Repayment of notes payable	–	–	(15,000)
Share issuance costs	–	(1,000)	(1,000)

Net Cash Provided By Financing Activities	16,650	19,000	308,150

Increase (Decrease) in Cash	(27,249)	(32,878)	3,188

Cash – Beginning of Period	30,437	34,885	–

Cash – End of Period	3,188	2,007	3,188

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Shares issued for management fees	–	–	10,000
Shares issued for settlement of debt	–	–	80,000

(The accompanying notes are an integral part of these financial statements)

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

1.

Nature of Operations and Continuance of Business

National Intelligence Association Inc. (the “Company”) was incorporated in the State of Nevada on May 12, 2009. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company a security and investigative company, and provides professional security, recovery, investigative, training, and protection services.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at February 28, 2011, the Company has a working capital deficit of $75,604 and an accumulated deficit of $441,104. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2011 and August 31, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

h)

Revenue Recognition

The Company recognizes revenue from investigative services. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured. The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

i)

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

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

3.

Notes Payable

a)

As at February 28, 2011, the Company owes $5,000 (2010 - $nil) in notes payable to a non-related party.  The amounts owing are unsecured, bears interest at 10% per annum, and is due on demand. As at February 28, 2011, accrued interest of $111 (2010 - $nil) is recorded in accrued liabilities.

b)

As at February 28, 2011, the Company owes $10,000 (2010 - $nil) in notes payable to the President and Director of the Company. The amounts owing are unsecured, bears interest at 10% per annum, and is due on demand. As at February 28, 2011, accrued interest of $126 (2010 - $nil) is recorded in accrued liabilities.

4.

Related Party Transactions

As at February 28, 2011, the Company owed $39,410 (2010 - $27,760) to the President and Director of the Company for financing of day-to-day expenditures and management fees incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

5.

Common Shares

a)

In January 2011, the Company issued 1,800,000 common shares at $0.025 to settle outstanding professional fees valued at $45,000.  The shares were valued based on the last issuance price.

b)

In December 2010, the Company authorized the issuance of 800,000 common shares at $0.025 per share to settle professional fees valued at $20,000. As at February 28, 2011, the common shares have not been issued.  The shares were valued based on the last issuance price.

6.

Subsequent Events

a)

In April 2011, the Company entered into a consulting agreement with a non-related party for investor relations services for a one year period.  Under the terms of the agreement, the Company would pay $35,000 per month, issue 4,000,000 common shares at $0.025 per share for a fair value of $100,000, and issue warrants with a fair value of $50,000.  On April 7, 2011, the Company issued the 4,000,000 common shares relating to the agreement.

b)

In April 2011, the Company issued 1,600,000 common shares at $0.025 per share to settle professional fees valued at $40,000, of which 800,000 common shares were authorized for issuance in December 2010.  Refer to Note 5(b).

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	February 28,	November 30,
	2011 $	2010 $
Current Assets	3,188	30,437
Current Liabilities	78,792	31,087
Working Capital (Deficit)	(75,604)	(650)

Cash Flows

	Six months Ended	Six months Ended
	February 28, 2011 $	February 28, 2010 $
Cash Flows from (used in) Operating Activities	(43,899)	(51,878)
Cash Flows from (used in) Financing Activities	16,650	19,000
Net Increase (decrease) in Cash During Period	(27,249)	(32,878)

Operating Revenues

During the six months ended February 28, 2011, the Company generated $28,500 (2010 - $nil) of revenue related to investigative services.

Operating Expenses and Net Loss

Operating expenses for the three and six month periods ended February 28, 2011 was $120,722 and $168,217 compared with $26,460 and $64,378 for the three and six months ended February 28, 2010.  The increase in operating expenses during fiscal 2011 is attributed to an increase in professional fees relating to accounting and legal expenses relating to the S-1 registration process, and an overall increase in general and administrative costs relating to overhead expenses from commencement of operating activity in December 2010.

Net loss for the three and six months ended February 28, 2011 was $92,459 and $139,954 compared with $26,460 and $64,376 for the three and six months ended February 28, 2010.

Liquidity and Capital Resources

As at February 28, 2011, the Company’s cash and total asset balance was $3,188 compared to $30,437 as at August 31, 2010. The decrease in cash is due to general operating costs incurred by the Company with overhead expenses as the Company incurred $43,899 of operating expenditures while being financed by $15,000 of proceeds of notes payable and $1,650 from the President and Director of the Company.

As at February 28, 2011, the Company had total liabilities of $78,792 compared with total liabilities of $31,087 as at August 31, 2010. The increase in total liabilities is attributed to $15,000 of unsecured, 10% demand notes payable that were issued during the period, an increase of $11,650 owing to related parties comprised of $10,000 in management fees and $1,650 of financing, and $20,818 increase of accounts payable relating to outstanding professional fees owing for services.

As at February 28, 2011, the Company had a working capital deficit of $75,604 compared with $650 as at August 31, 2010.  The increase in working capital deficit is due to financing of operating expenditures through the issuance of debt financing and related party amounts, as well as the fact that lack of sufficient cash flows has resulted in an increase in outstanding obligations.

Cashflow from Operating Activities

During the six months ended February 28, 2011, the Company used $43,899 of cash for operating activities compared to the use of $51,878 of cash for operating activities during the six months ended February 28, 2010. The increase in cash used for operating activities is reflective of an increase in general operating expenditures as the Company commenced operations in December 2010 with its first revenue transactions which resulted in a higher overhead cost compared to prior year.

Cashflow from Financing Activities

During the six months ended February 28, 2011, the Company received $16,650 of cash from financing activities compared to $19,000 for the six months ended February 28, 2010.  During fiscal 2011, the Company received $15,000 of notes payable which are unsecured, due interest at 10% per annum, and due on demand and $1,650 of additional financing from the President and Director of the Company whereas the Company received $10,000 from issuance of common shares and $10,000 from related parties in fiscal 2010.

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

Recently Issued Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company adoption of provisions of ASU 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.  Please refer to our Annual Report on Form 10-K as filed with the SEC on December 14, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of February 28, 2011, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.

Changes In Internal Control and Financial Reporting

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

During the period ended February 28, 2011, we issued the following shares of our Common Stock:

In January 2011, the Company issued 1,800,000 common shares at $0.025 to settle outstanding professional fees valued at $45,000.

2.

Subsequent Issuances:

On April 7, 2011, the Company issued 4,000,000 common shares for consulting services valued at $100,000.

On April 7, 2011, the Company issued 1,600,000 common shares at $0.025 per share to settle professional fees valued at $40,000.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

On February 4, 2011, the Company authorized its existing selling shareholders to continue their Offering for the sale of 1,135,000 shares of the Company’s common stock in accordance with the Company’s Prospectus dated May 19, 2010.  The Company extended the Offering for an additional 90 day period from November 9, 2010 until February 7, 2011.

ITEM 6.

EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on December 10, 2009 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on December 10, 2009 as part of our Registration Statement on Form S-1.
4.01	2011 Equity Incentive Plan,	Filed with the SEC on January 25, 2011 as part of our Registration Statement on Form S-8.
4.02	Sample Stock Option Agreement	Filed with the SEC on January 25, 2011 as part of our Registration Statement on Form S-8.
4.03	Sample Stock Award Agreement for Stock Units	Filed with the SEC on January 25, 2011 as part of our Registration Statement on Form S-8.
4.04	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on January 25, 2011 as part of our Registration Statement on Form S-8.
10.01	Management Agreement between James Miller and National Intelligence Association, Inc., dated September 1, 2009	Filed with the SEC on February 22, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.02	Promissory Note between James Miller and National Intelligence Association, Inc., dated November 30, 2009	Filed with the SEC on February 22, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.03	Promissory Note between Darren Wright and National Intelligence Association, Inc., dated March 23, 2010	Filed with the SEC on June 15, 2010 as part of our Current Report on Form 8-K.
10.04	Promissory Note between Andrene Matre and National Intelligence Association, Inc., dated March 23, 2010	Filed with the SEC on June 15, 2010 as part of our Current Report on Form 8-K.
10.05	Promissory Note between Karen Strate and National Intelligence Association, Inc., dated March 24, 2010	Filed with the SEC on June 15, 2010 as part of our Current Report on Form 8-K.
10.06	Consulting Agreement between Greg Farrell and National Intelligence Association, Inc., dated June 17, 2010	Filed with the SEC on June 22, 2010 as part of our Current Report on Form 8-K.
10.07	Consulting Agreement between William Reininger and National Intelligence Association, Inc., dated June 17, 2010	Filed with the SEC on June 22, 2010 as part of our Current Report on Form 8-K.
10.08	Consulting Agreement between C&D Associates, Inc. and National Intelligence Association, Inc., dated July 20, 2010	Filed with the SEC on July 22, 2010 as part of our Current Report on Form 8-K.
10.09	Consulting Agreement between Steven Graff Levine and National Intelligence Association, Inc., dated August 3, 2010	Filed with the SEC on August 24, 2010 as part of our Current Report on Form 8-K.
10.10	Consulting Agreement between Equities Awareness Group and National Intelligence Association, Inc., dated March 31, 2011	Filed with the SEC on April 12, 2011 as part of our Current Report on Form 8-K.
10.11	Promissory Note between Dr. Luis Carrillo and National Intelligence Association, Inc. dated April 12, 2011	Filed herewith.
10.12	Promissory Note between James J. Miller and National Intelligence Association, Inc. dated April 14, 2011	Filed herewith.
14.01	Code of Ethics	Filed with the SEC on December 10, 2009 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTELLIGENCE ASSOCIATION, INC.

Dated: April 19, 2011

By:

/s/ James J. Miller

James J. Miller

President and CEO