Form 10-Q
period 2011-05-31
NATIONAL INTELLIGENCE ASSOCIATION INC
filed 2011-07-20
CIK 1478332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

     .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-54337

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

As of July 12, 2011, there were 99,590,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

For the Periods Ended May 31, 2011 (unaudited) and August 31, 2010

Balance Sheets (unaudited)	4
Statements of Operations (unaudited)	5
Statements of Cash Flows (unaudited)	6
Notes to the Financial Statements (unaudited)	7

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Balance Sheets

(unaudited)

	May 31, 2011 $	August 31, 2010 $

ASSETS

Cash	149	30,437

Total Assets	149	30,437

LIABILITIES

Current Liabilities

Accounts Payable	3,068	727
Accrued Liabilities	3,608	2,600
Due to a Related Party	51,060	27,760
Notes Payable	40,000	–
Notes Payable – Related Party	10,000	–

Total Liabilities	107,736	31,087

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 100,000,000 preferred shares, par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 200,000,000 common shares, par value of $0.001 per share
Issued and outstanding: 98,890,000 and 91,440,000 common shares, respectively	98,890	91,440

Additional Paid-In Capital	387,860	209,060

Accumulated Deficit during the Development Stage	(594,337)	(301,150)

Total Stockholders’ Deficit	(107,587)	(650)

Total Liabilities and Stockholders’ Deficit	149	30,437

(The accompanying notes are an integral part of these financial statements)

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Statements of Operations

(unaudited)

	For the Three Months Ended May 31, 2011 $	For the Three Months Ended May 31, 2010 $	For the Nine Months Ended May 31, 2011 $	For the Nine Months Ended May 31, 2010 $	Accumulated from May 12, 2009 (Date of Inception) to May 31, 2011 $

Revenues	14,000	–	42,500	–	42,500

Operating Expenses

Consulting Fees	137,480	–	142,227	–	142,227
General and Administrative	4,246	16,596	34,350	27,224	112,577
Management Fees	7,500	7,500	22,500	22,500	62,500
Payroll and Benefits	16,486	–	33,982	–	33,982
Professional Fees	2,000	28,500	101,620	67,250	281,943

Total Expenses	167,712	52,596	334,679	116,974	633,229

Net Operating Loss	(153,712)	(52,596)	(292,179)	(116,974)	(590,729)

Other Expenses

Interest Expense	(771)	(1,490)	(1,008)	(1,490)	(3,608)

Total Other Expenses	(771)	(1,490)	(1,008)	(1,490)	(3,608)

Net Loss	(154,483)	(54,086)	(293,187)	(118,464)	(594,337)
Net Loss per Share – Basic and Diluted	–	–	–	–
Weighted Average Shares Outstanding – Basic and Diluted	94,063,626	20,535,000	67,512,234	17,575,952

(The accompanying notes are an integral part of these financial statements)

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Statements of Cashflow

(unaudited)

	For the Nine Months Ended May 31, 2011 $	For the Nine Months Ended May 31, 2010 $	Accumulated from May 12, 2009 (Date of Inception) to May 31, 2011 $

Operating Activities

Net loss for the period	(293,187)	(118,464)	(594,337)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Shares issuable for management fees	–	–	10,000
Shares issued for services	186,250	–	187,500

Changes in operating assets and liabilities:

Accounts payable	2,341	(1,794)	3,068
Accrued Liabilities	1,008	1,490	3,608
Due to related parties	23,300	23,500	51,060

Net Cash Used In Operating Activities	(80,288)	(95,268)	(339,101)

Financing Activities

Proceeds from issuance of common shares	–	10,000	211,500
Proceeds from common stock issuable	–	21,500	–
Proceeds from notes payable	40,000	95,000	135,000
Proceeds from notes payable – related	10,000	–	10,000
Repayment of notes payable	–	(15,000)	(15,000)
Share issuance costs	–	(1,000)	(1,000)

Net Cash Provided By Financing Activities	50,000	110,500	340,500

Increase (Decrease) in Cash	(30,288)	15,232	149

Cash – Beginning of Period	30,437	34,885	–

Cash – End of Period	149	50,117	149

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Shares issued for management fees	–	–	10,000
Shares issued for settlement of debt	–	–	80,000

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at May 31, 2011, the Company has a working capital deficit of $107,587 and an accumulated deficit of $594,337. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

a)

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

f)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2011 and August 31, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Notes Payable

a)

As at May 31, 2011, the Company owes $40,000 (2010 - $nil) in notes payable to non-related parties.  The amounts owing are unsecured, bears interest at 10% per annum, and is due on demand. As at May 31, 2011, accrued interest of $630 (2010 - $nil) is recorded in accrued liabilities.

b)

As at May 31, 2011, the Company owes $10,000 (2010 - $nil) in notes payable to the President and Director of the Company. The amounts owing are unsecured, bears interest at 10% per annum, and is due on demand. As at May 31, 2011, accrued interest of $378 (2010 - $nil) is recorded in accrued liabilities.

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

4.

Related Party Transactions

As at May 31, 2011, the Company owed $51,060 (2010 - $17,760) to the President and Director of the Company for financing of day-to-day expenditures and management fees incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

As at May 31, 2011, the Company owes $10,000 (2010 - $nil) in notes payable to the President and Director of the Company. The amounts owing are unsecured, bears interest at 10% per annum, and is due on demand. As at May 31, 2011, accrued interest of $378 (2010 - $nil) is recorded in accrued liabilities.

5.

Common Shares

a)

In April 2011, the Company issued 1,600,000 common shares at $0.025 to settle outstanding professional fees valued at $40,000.

b)

In April 2011, the Company issued 4,000,000 common shares at $0.025 to a consultant for investor relations services valued at $100,000.

c)

In May 2011, the Company issued 50,000 common shares at $0.025 to a consultant for business development services valued at $1,250.

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

RESULTS OF OPERATIONS

Working Capital

	May 31,	August 31,
	2011 $	2010 $
Current Assets	149	30,437
Current Liabilities	107,736	31,087
Working Capital (Deficit)	(107,587)	(650)

Cash Flows

	Nine months Ended	Nine months Ended
	May 31, 2011 $	May 31, 2010 $
Cash Flows from (used in) Operating Activities	(81,938)	(95,268)
Cash Flows from (used in) Financing Activities	51,650	110,500
Net Increase (decrease) in Cash During Period	(30,288)	15,232

Operating Revenues

During the nine months ended May 31, 2011, the Company generated $42,500 (2010 - $nil) of revenue related to investigative services.

Operating Expenses and Net Loss

Operating expenses for the three and nine month periods ended May 31, 2011 was $167,712 and $335,929 compared with $52,596 and $116,974 for the three and nine months ended May 31, 2010.  The increase in operating expenses during fiscal 2011 is attributed to an increase in professional fees relating to accounting and legal expenses relating to the S-1 registration process, and an overall increase in general and administrative costs relating to overhead expenses from commencement of operating activity in December 2010.

Net loss for the three and nine months ended May 31, 2011 was $154,483 and $294,437 compared with $54,086 and $118,464 for the three and nine months ended May 31, 2010.

Liquidity and Capital Resources

As at May 31, 2011, the Company’s cash and total asset balance was $149 compared to $30,437 as at August 31, 2010. The decrease in cash is due to general operating costs incurred by the Company with overhead expenses.

As at May 31, 2011, the Company had total liabilities of $107,736 compared with total liabilities of $31,087 as at August 31, 2010. The increase in total liabilities is attributed to $50,000 of unsecured, 10% demand notes payable that were issued during the period, an increase of $23,300 owing to related parties and $3,349 increase of accounts payable relating to outstanding professional fees owing for services.

Cashflow from Operating Activities

During the nine months ended May 31, 2011, the Company used $81,938 of cash for operating activities compared to the use of $95,268 of cash for operating activities during the nine months ended May 31, 2010. The decrease in cash used for operating activities is due to the settlement of outstanding operating services with the issuance of common shares.

Cashflow from Financing Activities

During the nine months ended May 31, 2011, the Company received $51,650 of cash from financing activities compared to $110,500 for the nine months ended May 31, 2010.  During fiscal 2011, the Company received $50,000 of notes payable which are unsecured, due interest at 10% per annum, and due on demand and $1,650 of additional financing from the President and Director of the Company whereas the Company received $30,500 from issuance of common shares, and $80,000 from the issuance of notes payable.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.  Please refer to our Annual Report on Form 10-K as filed with the SEC on December 14, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2011, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on December 10, 2009 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on December 10, 2009 as part of our Registration Statement on Form S-1.
4.01	2011 Equity Incentive Plan,	Filed with the SEC on January 25, 2011 as part of our Registration Statement on Form S-8.
4.02	Sample Stock Option Agreement	Filed with the SEC on January 25, 2011 as part of our Registration Statement on Form S-8.
4.03	Sample Stock Award Agreement for Stock Units	Filed with the SEC on January 25, 2011 as part of our Registration Statement on Form S-8.
4.04	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on January 25, 2011 as part of our Registration Statement on Form S-8.
10.01	Management Agreement between James Miller and National Intelligence Association, Inc., dated September 1, 2009	Filed with the SEC on February 22, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.02	Promissory Note between James Miller and National Intelligence Association, Inc., dated November 30, 2009	Filed with the SEC on February 22, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.03	Promissory Note between Darren Wright and National Intelligence Association, Inc., dated March 23, 2010	Filed with the SEC on June 15, 2010 as part of our Current Report on Form 8-K.
10.04	Promissory Note between Andrene Matre and National Intelligence Association, Inc., dated March 23, 2010	Filed with the SEC on June 15, 2010 as part of our Current Report on Form 8-K.
10.05	Promissory Note between Karen Strate and National Intelligence Association, Inc., dated March 24, 2010	Filed with the SEC on June 15, 2010 as part of our Current Report on Form 8-K.
10.06	Consulting Agreement between Greg Farrell and National Intelligence Association, Inc., dated June 17, 2010	Filed with the SEC on June 22, 2010 as part of our Current Report on Form 8-K.
10.07	Consulting Agreement between William Reininger and National Intelligence Association, Inc., dated June 17, 2010	Filed with the SEC on June 22, 2010 as part of our Current Report on Form 8-K.
10.08	Consulting Agreement between C&D Associates, Inc. and National Intelligence Association, Inc., dated July 20, 2010	Filed with the SEC on July 22, 2010 as part of our Current Report on Form 8-K.
10.09	Consulting Agreement between Steven Graff Levine and National Intelligence Association, Inc., dated August 3, 2010	Filed with the SEC on August 24, 2010 as part of our Current Report on Form 8-K.
10.10	Consulting Agreement between Equities Awareness Group and National Intelligence Association, Inc., dated March 31, 2011	Filed with the SEC on April 12, 2011 as part of our Current Report on Form 8-K.
10.11	Warrant between National Intelligence Association, Inc. and Equities Awareness Group dated March 31, 2011	Filed with the SEC on April 12, 2011 as part of our Current Report on Form 8-K.
10.12	Promissory Note between Dr. Luis Carrillo and National Intelligence Association, Inc. dated April 12, 2011	Filed with the SEC on April 19, 2011 as part of our Quarterly Report on Form 10-Q.
10.13	Promissory Note between James J. Miller and National Intelligence Association, Inc. dated April 14, 2011	Filed with the SEC on April 19, 2011 as part of our Quarterly Report on Form 10-Q.
10.14	Consulting Agreement between National Intelligence Association, Inc. and Timothy Barton dated April 24, 2011	Filed with the SEC on April 27, 2011 as part of our Current Report on Form 8-K.
10.15	Settlement Agreement between Dr. Luis Carrillo and National Intelligence Association, Inc. dated June 27, 2011	Filed with the SEC on July 7, 2011 as part of our Current Report on Form 8-K.
10.16	Promissory Note between Luis Carrillo III and National Intelligence Association, Inc. dated June 27, 2011	Filed with the SEC on July 18, 2011 as part of our Current Report on Form 8-K.
10.17	Settlement Agreement between Luis Carrillo III and National Intelligence Association, Inc. dated July 7, 2011	Filed with the SEC on July 18, 2011 as part of our Current Report on Form 8-K.
10.18	Promissory Note between Millington Capital Corp and National Intelligence Association, Inc. dated July 7, 2011	Filed with the SEC on July 18, 2011 as part of our Current Report on Form 8-K.
10.19	Promissory Note between Millington Capital Corp and National Intelligence Association, Inc. dated July 7, 2011	Filed with the SEC on July 18, 2011 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on December 10, 2009 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTELLIGENCE ASSOCIATION, INC.

Dated: July 20, 2011

By:

/s/ James J. Miller

James J. Miller

President and CEO