Form 10-K
period 2011-08-31
HOLLYWALL ENTERTAINMENT INC
filed 2017-04-21
CIK 1478332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2011

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to ______

HOLLYWALL ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Formerly Known as

Acceleritas Corp

Formerly Known as

National Intelligence Association, Inc.

Nevada	333-163628	27-0310225
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)

625 Bakers Bridge Avenue, Ste 105 Franklin, TN 37067

(Address of principal executive offices)

(615) 257-0780

(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months of the due date of such report (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was NIL based upon the price ($0.00) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is quoted on the OTCmarkets Pink under the symbol “Pink.HWAL.”

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Ye      . No  X .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of August 31, 2011, there were 96,148,500 shares of the registrant’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

NOTE TO THIS FILING. THIS FILING IS BEING FILED WITHOUT AUDITED FINANCIALS OR REVIEW

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

•

Retainer Consulting: We intend to develop a client-orientated company and to strive for excellence in fraud and security consultations. This begins with a complete understanding of the client company’s situation, objectives, and constraints. We will then be able to represent the client company with confidentiality, sifting through all potential solutions offering the most efficient way of solving their problem.

•

Training Academy: NIA intends to offer bodyguard and security training for professionals seeking to expand their protective careers and training on all issues dealing with security and investigation to help the general public or corporations in improving their security.

•

Corporate Countermeasures: NIA will offer the latest in technology in uncovering hidden recording equipment “bugs” and electromagnetic/radio surveillance. We intend to be able to cover all known frequencies and use the same equipment as federal agencies in their countermeasures.

•

Strike Support: NIA intends to offer a detailed strike contingency plan to ensure personnel safety, protect corporate assets, and facilitate continued productions activities which can strengthen management’s negotiation position and hasten a resolution by showing labor that the company is prepared to withstand a long walkout.

•

Security Analysis: In the process of risk analysis that proceeds from threat assessment (identifying risk) to threat evaluation (determining the criticality and dollar cost of that risk) to the selection of security countermeasures designed to contain or prevent that risk, one of management’s most valuable tools is the security survey.

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

The Inner Defenses: Intrusion and Access Control

o

Time Protections, Safety and Emergency

o

Planning

o

Internal Theft Controls

o

Specific Security Threats

o

Workplace Violence

Market Summary

Management believes that since September 11, 2001, there has been an increased demand for security and investigation services. Accordingly, we are positioning NIA to be able to take full advantage of this evolving and changing environment. Our targeted market area is a 100 mile radius around the greater Chicagoland area. Accordingly, we have chosen to locate our corporate office in the proximity of three of Chicago’s major interstates. We anticipate that this will allow NIA a large potential client base which will directly impact the Company’s growth potential, as the Chicago metropolitan area is the third largest metropolitan area in the U.S. with more than 9.5 million people living and working there.

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

•

Government Agencies: Homeland security has created a new centralized security agency incorporating other federal agencies. Congress continues to express the need to have private security agencies help bolster national security. The government currently outsources security assignments, investigation and background checks to private security agencies contractually on a regular basis. We intend to use Mr. Miller’s experience in the industry and his contacts to seek out and develop relationships where the Company can become contracted to perform these services.

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

Additionally, Sandy M. Grisby (“Ms. Grisby”) will be devoting a sufficient amount of time to fulfill her role as the Company’s corporate Secretary.

We do not currently have any employees. We intend to add staff as the Company initiates its development and growth. Any such additions will be made at the judgment of Management to meet the Company’s then current needs.

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

ITEM 3. LEGAL PROCEEDINGS

As of the time period encompassed by this report management represented that they knew of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTCMarkets PInksheetas under the Symbol “HWAL.” The Companies former predecessor stock was quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since August 12, 2010, originally under the symbol “NIAS.OB.” As we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

2011 Fiscal Year		High Bid		Low Bid
Fourth Quarter: 6/1/11 to 8/31/11	$	Nil	$	Nil

Reports to Security Holders

We are a reporting company pursuant to the Securities and Exchange Act of 1934. As such, we provide an annual report to our security holders, which will include audited financial statements, and quarterly reports, which will contain unaudited financial statements.

Record Holders

As of August 31, 2011, an aggregate of 96,090,000 shares of our common stock were issued and outstanding and were owned by approximately 34 holders of record, based on information provided by our transfer agent

Recent Sales of Unregistered Securities

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Working Capital

	August 31,	August 31,
	2011 $	2010 $
Current Assets	4	30,437
Current Liabilities	61,338	31,087
Working Capital (Deficit)	(144,919)	(650)

Cash Flows

	Year ended	Year ended
	August 31, 2011 $	August 31, 2010 $
Cash Flows from (used in) Operating Activities	(161,433)	(245,948)
Cash Flows from (used in) Financing Activities	131,000	241,500
Net Increase (decrease) in Cash During Period	(30,433)	(4,448)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses and net loss for the year ended August 31, 2011 was $384,590 compared with $270,275 for the year ended August 31, 2010. The increase in operating expenses is attributed to a full year of operations in fiscal 2010, including increases of $178,437 of consulting charges in professional fees relating to accounting, audit, and legal expenses related to the S-1 Registration process as well as all subsequent SEC filings, and an increase of $37,435 in payroll and benefit fees to reflect a full year of management fees.

Liquidity and Capital Resources

As at August 31, 2011, the Company had $4 of total assets compared with $30,437 for the year ended August 31, 2010. As at August 31, 2011, the Company had a working capital deficit of $144,919 compared with a working capital deficit of $650 as at August 31, 2010.

Cashflow from Operating Activities

During the year ended August 31, 2011, the Company used proceeds of $384,590 for operating activities as compared to $270,275 during the year ended August 31, 2010. The increase in the cash used for operating activities was attributed to professional fees relating to accounting, audit, and legal expenses related to the S-1 Registration process as well as all subsequent SEC filings,

Cashflow from Financing Activities

During the year ended August 31, 2011, the Company received $131,000 of proceeds from financing activities as compared to $150,500 received during the year ended August 31, 2010.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception, we have had no changes in or disagreements with our accountants. It is noted at the time of filing of this Form, the Company was no longer a reporting entity and there was no audit review

Critical Accounting Policies

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in note 1 of the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. Note that the Company is no longer subject to the filing requirements of the Act at the time of the filing of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Financial Statements

For the Years Ended August 31, 2011 and 2010

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company) As obtained from filings with OTCMarkets

Balance Sheet

(Unaudited)

	For the fiscal	For the fiscal
	Year Ending	Year Ending
	August 31, 2011	August 31, 2010
Assets
Cash	$4	$30,437
Accounts Receivable	-	-
Stock Receivable	-	-
Total Assets	$4	$30,437

Liabilities and Shareholders’ Deficiency
Accounts Payable	$3,585	$727
Accrued marketing fees	-	-
Accrued director fees	-	-
Accrued legal fees	-	-
Other current liabilities Note to Millington	61,338	2,600
Current liabilities of discontinued operations	-	-
Unsecured convertible promissory note(s)	10,000	-
Unsecured convertible promissory note payable to Officer	70,000	27,760
Total Liabilities	144,923	31,087

Preferred Stock, $.001 par value, 10,000,000 shares authorized; nil shares issued and outstanding	-	-
Common Stock, $.001 par value, 200,000,000 shares authorized and; 96,090,000 shares issued and outstanding at August 31, 2011 and 91,440,000 on August 31, 2010, respectively.	96,090	91,440
Additional paid in capital	465,910	209,060
Accumulated Deficit	(706,919)	(301,150)
Total Shareholders’ Deficiency	(144,919)	(650)

Total Liabilities and Shareholders’ Deficiency	$4	$30,437 30,437

(The accompanying notes are an integral part of these financial statements)

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company) As obtained from filings with OTCMarkets

Statements of Operations

(Unaudited)

	For the Year Ended August 31, 2011	For the Year Ended August 31, 2010

Revenues	$–	$–

Expenses
Consulting Expense	178,437	-
Accounting	-	-
General and Administrative	35,098	67,802
Accrued Officer’s Salaries	-	-
Management Fees	30,000	30,000
Payroll and Benefits	37,435	-
Professional Fees	103,620	169,873
Total Expenses	384,590	267,675

Loss from continuing operations	(384,590)	(267,675)

Other Income (Expenses)
Interest expense	(3,058)	(2,600)
Loss on Debt Settlement	(18,121)	-
Total Other income (Expenses)	(21,179)	(2,600)

Net Loss	$(405,769)	(270,275)

(The accompanying notes are an integral part of these financial statements)

NATIONAL INTELLIGENCE ASSOCIATION, INC.

(A Development Stage Company) As obtained from filings with OTCMarkets

Statement of Stock Holder Equity

(Unaudited)

				Retained
			Additional	Earnings
	Common Stock		Paid‐in	(Accumulated
	shares	amount	Capital	Deficit)	Total

Balance May 12, 2009 (Date of inception	-	$ -	$ -	$ -	$ ‐

Common stock issued for services and accrued liabilities founders shares	20,058,500	20,059	(19,500)	-	559

Loan conversion	-	-	-	-	-

Net income/(loss) for the period	-	-	-	(30,875)	(30,875)

Balance August 31, 2009	20,058,500	20,059	(19,500)	(30,875)	(30,317)

Common stock issued for services and accrued liabilities Management fees	40,000,000	40,000	-	-	91,000

Issuance of stock for services	3,640,000	3,640	87,360		91,000

issuance for cash and debt settlement	27,800,000	27,800	141,200	-	58,500

Net income/(loss) for the Period	-	-	-	(270,275)	(270,275)

Balance August 31, 2010	91,498,500	91,499	209,060	(301,150)	(60,092)

Common stock issued for services and accrued liabilities	7,450,000	7,450	180,050	-	187,500

Issuance to settle debt	700,000	700	73,300	-	120,000

Cancellation of common shares	(3,500,000)	(3,500)	3,500	-	-

Net income/(loss) for the Period	-	-	-	(405,769)	(405,769)

Balance, August 31, 2011	96,148,500	$ 96,149	$ 465,910	$ (706,919)	$ (158,361)

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company) As obtained from filings with OTCMarkets

Statements of Cashflow

(Unaudited)

	For the Year Ended August 31, 2011	For the Year Ended August 31, 2010

Cash flows from operating and activities of discontinued operation
Net loss	$(405,769)	$(270,275)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Accounts payable	4,858	(4,273)
Accrued Liabilities	3,057	2,600
Loss on settlement of debt	18,121	-
Due to related parties	30,800	26,000
Shares issued for services	187,500	91,000
Net Cash Used In Operating Activities	(161,433)	(154,948)

Cash flows from investing activities of discontinued operation
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Donated Capital	46,000	-
Proceeds from issuance of common shares	-	70,500
Proceeds from notes payable	85,000	95,000
Repayment of notes payable	-	(15,000)
Repayments of long‐term debt	-	-
Net Cash Provided By Financing Activities	131,000	150,500

Increase (Decrease) in Cash	(30,433)	(4,448)

Cash – Beginning of Period	30,437	34,885

Cash – End of Period	$4	$30,437

Supplemental Disclosures
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities
Shares issued for management fees	$-	$10,000
Shares issued for settlement of debt	$-	$80,000

(The accompanying notes are an integral part of these financial statements)

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

(UNAUDITED)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at August 31, 2011, the Company has not recognized any revenue, has a working capital deficit of $30,433 and an accumulated deficit of $706,919. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

e)

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

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model- derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Related Party Transactions

a)

As of August 31, 2012, the Company owed $90,000 (2010 - $27,760 and 2011- $58,560) to the President and Director of the Company for financing of day-to-day expenditures and management fees incurred on behalf of the Company. The amount owing is in an unsecured convertible promissory note bearing interest at ten percent per annum.

4.

Notes Payable

a)

As at August 31, 2011, the Company owes $70,000 (2010 - $nil) in notes payable to non-related parties. The amounts owing are unsecured, bears interest at 10% per annum, and is due on demand. As at August 31, 2011, accrued interest of $2,148 (2010 - $nil) was recorded in accrued liabilities. Refer to Note 7(b).

b)

On December 10, 2010, the Company received $5,000 from a non-related party and a further $2,000 on July 7, 2011. The amounts owing are unsecured, bears interest at 10% per annum, and is due on demand. On July 7, 2011, the Company settled the $7,000 note payable and accrued interest of $279 with the issuance of 700,000 common shares with a fair value of $28,000 resulting in a loss on settlement of debt of $20,721.

c)

During the year ended August 31, 2011, the Company $2,600 of outstanding accrued interest payable for $0.00, and recorded a gain on settlement of debt of $2,600.

5.

Common Shares

The company has not issued any securities from August 31, 2011 through June 30, 2012.

Year ended August 31, 2011

a)

On July 7, 2011, the Company issued 700,000 common shares with a fair value of $28,000 to settle outstanding debt of $7,279, resulting in a loss on settlement of debt of $20,721. The fair value was determined based on the Company’s trading price on the date of issuance. Refer to Note 4(b).

b)

In May 2011, the Company issued 50,000 common shares at $0.05 per share to a consultant for business development services valued at $2,500. The fair value was determined based on the Company’s trading price on the date of issuance.

c)

In April 2011, the Company issued 4,000,000 common shares at $0.025 per share to a consultant for investor relations services valued at $100,000. The fair value of the common shares was based on the fair value of the last issuance of common shares, as the Company’s common stock was not actively trading. On August 17, 2011, the consultant returned 3,500,000 common shares for cancellation.

d)

In April 2011, the Company issued 1,600,000 common shares at $0.025 per share to settle outstanding professional fees valued at $40,000. The fair value of the common shares was based on the fair value of the last issuance of common shares, as the Company’s common stock was not actively trading.

e)

In January 2011, the Company issued 1,800,000 common shares at $0.025 per share to settled outstanding professional fees valued at $45,000. The fair value of the common shares was based on the fair value of the last issuance of common shares, as the Company’s common stock was not actively trading.

f)

On November 1, 2010, the Company and its Board of Directors authorized a forward split of its common stock on a 4-to-1 basis. The effect of the forward split increased the number of issued and outstanding common shares from 22,860,000 common shares to 91,440,000 common shares. The effect of the forward split has been applied on a retroactive basis to the Company’s inception.

Year ended August 31, 2010

a)

In August 2010, the Company issued 400,000 common shares at $0.025 per share for consulting services with a fair value of $10,000. The fair value of the common shares was based on the fair value of the last issuance of common shares, as the Company’s common stock was not actively trading.

Year ended August 31, 2010

a)

In July 2010, the Company issued 3,200,000 common shares to settle loans payable of $80,000. The fair value of the common shares was based on the fair value of the last issuance of common shares, as the Company’s common stock was not actively trading.

b)

In July 2010, the Company issued 3,240,000 common shares at $0.025 per share for consulting services with a fair value of $81,000. The fair value of the common shares was based on the fair value of the last issuance of common shares, as the Company’s common stock was not actively trading.

c)

In July 2010, the Company issued 1,000,000 common shares at $0.025 per share for proceeds of $25,000.

d)

In June 2010, the Company issued 1,460,000 common shares at $0.025 per share for proceeds of $36,500.

e)

In September 2009, the Company issued 2,140,000 common shares at $0.025 per share for proceeds of $53,500, of which $43,500 was received and recorded as common stock issuable at August 31, 2009.

f)

In September 2009, the Company issued 60,000,000 common shares for proceeds of $5,000 and management services with a fair value of $10,000.

g)

On May 12, 2009, the Company issued 20,000,000 founders shares of the Company to the President of the Company for proceeds of $500.

6.

Income Taxes

The Company has ($405,769) of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2029. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the years ended August 31, 2011 and 2010 as a result of the following:

	2011 $	2010 $
Net loss before taxes	(405,769)	(270,275)
Statutory rate	34%	34%
Computed expected tax recovery	137,961	91,894
Permanent differences and other	(6,161)	–
Change in valuation allowance	(131,800)	(91,894)
Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at August 31, 2011 and 2010 after applying enacted corporate income tax rates are as follows:

	2011 $	2010 $
Net operating losses carried forward	234,192	102,392
Total gross deferred income tax assets	234,192	102,392
Valuation allowance	(234,192)	(102,392)
Net deferred tax asset	–	–

Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. As at August 31, 2011 and 2010, the Company has no uncertain tax positions.

7.

Subsequent Events

The Company had no material reportable events subsequent to August 31, 2011 with the exception of the following:

a)

On September 19, 2011, the President and Director of the Company returned and cancelled 29,800,000 common shares of the Company.

b)

On December 2, 2011, the Company entered into a settlement agreement to settle the outstanding note payable of $70,000 plus accrued interest in exchange for the issuance of 7,000,000 common shares of the Company.

c)

On December 5, 2011, the Company issued a promissory note for $30,000 to a non-related party. Under the terms of the note, the amounts owing are unsecured, bears interest at 10% per annum, and is due on December 5, 2013. The note is convertible into common shares at the election of the note holder at the lesser of 70% of the market value of the common shares or $0.02 per share on the date of conversion.

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

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of directors and executive officers

The following table sets forth the names and ages of the then current directors and executive officers. Our Board of Directors appoints our executive officers. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)

James J. Miller(1) Chairman, CEO, President and CFO	2010	30,000	-	-	-	-	-	-	120,000
	2009	-	-	-	-	-	-	-	-

Sandy M. Grisby Secretary	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-

Notes to Summary Compensation Table:

(1)

Mr. Miller, the President, CEO, CFO and Director of the Company, receives Management Fees in the amount of $2,500 per month pursuant to the Management Agreement dated February 16, 2010.

Outstanding Equity Awards at Fiscal Year-End

No named Executive Officer received any equity awards, or holds exercisable or unexercisable options, as of the years ended August 31, 2011 and 2010.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of any person known to the Company to be the beneficial owner of more than five percent, as of the close of business on August 31, 2011.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Common Stock	James J. Miller	30,000,000	31.20%

(1)

Applicable percentage of ownership is based on 96,090,000 shares of common stock outstanding on August 31, 2011. Our common stock is our only issued and outstanding class of securities eligible to vote.

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of all of the Company’s directors and nominees and “named executive officers” as such term is defined in Item 402(a)(3) of Regulation S-K, as of the close of business on August 31, 2010.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock
Common Stock	James J. Miller	30,000,000	31.20%
Common Stock	William Reininger	12,000,000	12.48%
Common Stock	Paul Starrett	0	0%
Common Stock	Darienne Arnold	0	0%
Common Stock	Sandy Grigsby	0	0%

TOTAL	All Officers and Directors as a group (total of 5)	42,000,000	43.68%

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

As of August 31, 2011, the Company owed $70,000 to the President and Director of the Company for financing of day-to-day expenditures and management fees incurred on behalf of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended August 31, 2011	Year Ended August 31, 2010
Audit fees	$ nil	$11,850
Audit-related fees	$ nil	$ nil
Tax fees	$ nil	$ nil
All other fees	$ nil	$ nil
Total	$ nil	$11,850

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

Audit-Related Fees

The aggregate fees billed during the fiscal years ended August 31, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $nil.

Tax Fees

The aggregate fees billed during the fiscal year ended August 31, 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $nil.

All Other Fees

The aggregate fees billed during the fiscal year ended August 31, 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $nil.

PART IV

ITEM 15. EXHIBITS.

(a)

Documents filed as part of this Report.

1.

Financial Statements. The Consolidated Balance Sheet of National Intelligence Association, Inc., and subsidiaries as of August 31, 2011 and 2010, the Consolidated Statements of Operations for the year ended August 31, 2010 and 2009, the Consolidated Statements Stockholders’ Equity (Deficit) from inception of development stage to August 31, 2011, and Statements of Cash Flows for the year ended August 31, 2011 and 2010 as obtained from OTCMarkets, unaudited are included in this matter. No auditors report is included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYWALL ENTERTAINMENT, INC.

Dated: April 18, 2017

By:

/s/ Roxanna Green

Roxanna Green

Secretary and COO

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