Form 10-Q
period 2011-11-30
HOLLYWALL ENTERTAINMENT INC
filed 2017-04-21
CIK 1478332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-163628

HOLLYWALL ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-0310225
(State of incorporation)	(I.R.S. Employer Identification No.)

Formerly Known as

Acceleritas Corp

Formerly Known as

National Intelligence Association, Inc.

625 Bakers Bridge Avenue, Ste 105 Franklin, TN 37067

(Address of principal executive offices)

(615) 257-0780

(Registrant’s telephone number)

with a copy to:

Securus Law Group, P.A.

13046 Racetrack Road, #243 Tampa, Florida 33626

Telephone (813) 504-7831

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      . (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .No  X .

As of November 31, 2011, there were 99,590,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

For the Periods Ended November 30, 2011 (unaudited) and August 31, 2011

Balance Sheets (unaudited)	4
Statements of Operations (unaudited)	5
Statements of Cash Flows (unaudited)	6
Notes to the Financial Statements (unaudited)	7

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Balance Sheet

(unaudited)

	For the three	For the fiscal
	Months Ending	Year Ending
	November 30, 2011	August 31, 2011
Assets
Cash	$30	$4
Accounts Receivable	49,950	-
Stock Receivable	-	-
Total Assets	$49,980	$4

Liabilities and Shareholders’ Deficiency
Accounts Payable	$13,251	$3,585
Accrued marketing fees	6,848	-
Accrued director fees	-	-
Accrued legal fees	-	-
Other current liabilities Note to Millington	52,681	61,338
Current liabilities of discontinued operations	-	-
Unsecured convertible promissory note(s)	49,754	10,000
Unsecured convertible promissory note payable to Officer	90,000	70,000
Total Liabilities	212,534	144,923

Preferred Stock, $.001 par value, 10,000,000 shares authorized; nil shares issued and outstanding	-	-
Common Stock, $.001 par value, 200,000,000 shares authorized and; 96,090,000 shares issued and outstanding at August 31, 2011 and 73,290,000 on November 30, 2011, respectively.	73,290	96,090
Additional paid in capital	498,090	465,910
Accumulated Deficit	(733,934)	(706,919)
Total Shareholders’ Deficiency	(162,554)	(144,919)

Total Liabilities and Shareholders’ Deficiency	$49,980	$4

(The accompanying notes are an integral part of these financial statements)

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Statements of Operations

(unaudited)

	For the three Months Ended November 30, 2011	For the three Months Ended November 30, 2010

Revenues	$–	$–

Expenses
Consulting Expense	-	-
Accounting	-	-
General and Administrative	80,315	17,286
Accrued Officer’s Salaries	-	-
Management Fees	700	7,500
Payroll and Benefits	-	-
Professional Fees	-	22,708
Total Expenses	81,015	47,494

Loss from continuing operations	(81,015)	(47,494)

Other Income (Expenses)
Interest expense	-	-
Loss on Debt Settlement	-	-
Total Other income (Expenses)	-	-

Net Loss	$(81,015)	(47,494)

(The accompanying notes are an integral part of these financial statements)

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)

Statements of Cashflow

(unaudited)

	For the three Months Ended November 30, 2011	For the three Months Ended November 30, 2010

Cash flows from operating and activities of discontinued operation
Net loss	$(81,015)	$(47,494)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Accounts payable	9,666	16,047
Accrued Liabilities	6,848	-
Loss on settlement of debt	-	-
Due to related parties	20,000	2,500
Shares issued for services	-	-
Net Cash Used In Operating Activities	(44,501)	(28,947)

Cash flows from investing activities of discontinued operation
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Donated Capital	13,430	-
Proceeds from issuance of common shares	-	-
Proceeds from notes payable	31,097	-
Repayment of notes payable	-	-
Repayments of long‐term debt	-	-
Net Cash Provided By Financing Activities	44,527	-

Increase (Decrease) in Cash	26	(28,947)

Cash – Beginning of Period	4	30,437

Cash – End of Period	$30	$1,490

Supplemental Disclosures
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities
Shares issued for management fees	$-	$-
Shares issued for settlement of debt	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2011, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.

Changes In Internal Control and Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor’s attestation report. The Company’s registered public accounting firm has not attested to Management’s reports on the Company’s internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit	Filing
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTELLIGENCE ASSOCIATION, INC.

Dated: April 18, 2017

By:/s/ Roxanna Green

Roxanna Green

Secretary and COO