Form 10-Q
period 2012-02-29
HOLLYWALL ENTERTAINMENT INC
filed 2017-04-21
CIK 1478332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

As of February 29, 2012, there were 99,590,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

For the Periods Ended February 29, 2012 (unaudited) and August 31, 2011

Balance Sheets (unaudited)	4
Statements of Operations (unaudited)	5
Statements of Cash Flows (unaudited)	6
Notes to the Financial Statements (unaudited)	7

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)   As obtained from filings with OTCMarkets

Balance Sheet

(Unaudited)

	For the six	For the fiscal
	Months Ending	Year Ending
	February 29, 2012	August 31, 2011
Assets
Cash	$30	$4
Accounts Receivable	49,950	-
Stock Receivable	-	-
Total Assets	$49,980	$4

Liabilities and Shareholders’ Deficiency
Accounts Payable	$13,251	$3,585
Accrued marketing fees	6,848	-
Accrued director fees	-	-
Accrued legal fees	-	-
Other current liabilities Note to Millington	52,681	61,338
Current liabilities of discontinued operations	-	-
Unsecured convertible promissory note(s)	49,754	10,000
Unsecured convertible promissory note payable to Officer	90,000	70,000
Total Liabilities	212,534	144,923

Preferred Stock, $.001 par value, 10,000,000 shares authorized; nil shares issued and outstanding	-	-
Common Stock, $.001 par value, 200,000,000 shares authorized and; 96,090,000 shares issued and outstanding at August 31, 2011 and 73,290,000 on February 29, 2012, respectively.	73,290	96,090
Additional paid in capital	498,090	465,910
Accumulated Deficit	(733,934)	(706,919)
Total Shareholders’ Deficiency	(162,554)	(144,919)

Total Liabilities and Shareholders’ Deficiency	$49,980	$4

(The accompanying notes are an integral part of these financial statements)

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)   As obtained from filings with OTCMarkets

Statements of Operations

(Unaudited)

	For the six Months Ended February 29, 2012	For the six Months Ended February 28, 2011

Revenues	$–	$28,500

Expenses
Consulting Expense	-	5,997
Accounting	-	-
General and Administrative	80,315	30,104
Accrued Officer’s Salaries	-	-
Management Fees	700	15,000
Payroll and Benefits	-	17,496
Professional Fees	-	99,620
Total Expenses	81,015	168,217

Loss from continuing operations	(81,015)	(139,717)

Other Income (Expenses)
Interest expense	-	(237)
Loss on Debt Settlement	-	-
Total Other income (Expenses)	-	(237)

Net Loss	$(81,015)	(139,954)

(The accompanying notes are an integral part of these financial statements)

NATIONAL INTELLIGENCE ASSOCIATION INC.

(A Development Stage Company)   As obtained from filings with OTCMarkets

Statements of Cashflow

(Unaudited)

	For the six Months Ended February 29, 2012	For the six Months Ended February 28, 2011

Cash flows from operating and activities of discontinued operation
Net loss	$(81,015)	$(139,954)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Accounts payable	9,666	20,818
Accrued Liabilities	6,848	237
Loss on settlement of debt	-	-
Due to related parties	20,000	10,000
Shares issued for services	-	65,000
Net Cash Used In Operating Activities	(44,501)	(43,899)

Cash flows from investing activities of discontinued operation
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Donated Capital	13,430	-
Proceeds from issuance of common shares	-	-
Proceeds from notes payable	31,097	16,650
Repayment of notes payable	-	-
Repayments of long‐term debt	-	-
Net Cash Provided By Financing Activities	44,527	16,650

Increase (Decrease) in Cash	26	(27,249)

Cash – Beginning of Period	4	30,437

Cash – End of Period	$30	$3,188

Supplemental Disclosures
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities
Shares issued for management fees	$-	$-
Shares issued for settlement of debt	$-	$-

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